Form 10KSB
period 1999-09-30
TECH CREATIONS INC
filed 1999-12-27
CIK 1073780

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1999

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file no.        0-26901
                          --------

                              TECH-CREATIONS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

Delaware                                        65-0869393
-----------------------------                   -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

1506 Briarhill Lane NE
Atlanta, GA                                      30324
--------------------------------------          ----------
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number (404) 321-1192

Securities registered under Section 12(b) of the Exchange Act:

 Title of each class                            Name of each exchange
                                                on which registered
 None
 -----------------------------                  -------------------------
Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                                (Title of class)
                               -------------------

Copies of Communications Sent to:
                               Donald F.  Mintmire, Esq.
                               Mintmire & Associates
                               265 Sunrise Avenue, Suite 204,
                               Palm Beach, FL 33480
                               Tel: (561) 832-5696      Fax: (561) 659-5371

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X            No
                               -----            -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $0.00.

     Of the 5,000,000 shares of voting stock of the registrant issued and outstanding as of December 15, 1999, 500,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

                                     PART I

Item 1. Description of Business.

     (a) Business Development.

         Tech-Creations, Inc. (hereinafter referred to as the "Company" or "Tech") was organized under the laws of the State of Delaware on October 8, 1998. The Company is a developmental stage company organized by William H. Ragsdale, the President and Director and sole executive of the Company whose aim is to provide gardening and landscaping creations and services to the general public in both the retail and wholesale market and to commercial markets located in the Atlanta, Georgia, metropolitan area. The Company's offices are presently located at 222 Lakeview Avenue, Suite 107, West Palm Beach, FL 33401 and its telephone number is (561) 832-5699.

         The Company generally has been inactive, having conducted no business operations except organizational and fund raising activities since its inception. Tech received gross proceeds in the amount of $45,000 at inception from Mr. William H. Ragsdale from the sale of 4,500,000 shares of common stock, $0.0001 par value per share ( the "Common Stock). These founders shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Act"). From October 26, 1998, through December, 1998 Tech received gross proceeds of $5,000 from the sale of a total of 500,000 shares of common stock, $.01 per value per share (the "Common Stock"), in one (1) offering conducted pursuant to Section 3(b) of the Act, and Rule 504 of Regulation D promulgated thereunder ("Rule 504").(See: Part II. Item 4. "Recent Sales of Unregistered Securities). These offerings were made in the State of Georgia, Tennessee, Kentucky and Florida. A Confidential Offering Memorandum was used in connection with this offering and, the business plan of the Company which was disclosed to each prospective investor, was for the company to provide gardening and landscaping creations and services to the public in both the retail and wholesale markets and to the commercial markets in the Atlanta, Georgia, metropolitan area.

         There are no preliminary agreements or understandings between the Company and its sole executive officer and director or affiliates or lending institutions with respect to any loan agreements or arrangements.

         The Company intends to offer additional securities under Rule 506 of Regulation D under the Act ("Rule 506) to fund its short and medium term expansion plans. (See Part I, Item 1.
"Description of Business - (b) Business of Issuer.")

         See (b) "Business of Issuer" immediately below for a description of the Company's proposed business. As of the date hereof, the Company has no other employees or clients for its services.

         (b)      Business of Issuer.

General

         Since its inception,  the Company has conducted no business  operations except for organizational activities and an offering of Common Stock pursuant to which it has received gross offering proceeds in the amount of $50,000. Further, the Company has had no employees since its organization. It is anticipated that the Company's sole executive officer and director will receive a reasonable salary for services as the sole executive officer at such time as the Company commences business operations. (See Part I, Item 6. "Executive Compensation.") This individual will devote such time and effort as may be necessary to participate in the day-to-day management of the Company. (See Part I, Item 5. "Directors, Executive Officers, Promoters and Control Persons, Executive

Officers and Directors.") The Company proposes to provide gardening and landscaping creations/design and services to the public in both the retail and wholesale market and commercial market in the Atlanta, Georgia, metropolitan area.

     The following discussion of the market, as it relates to the Company's medium and long term business objectives, is of course pertinent only if the Company is successful in obtaining sufficient debt and/or equity financing to commence operations.

     William H, Ragsdale decided to provide gardening and landscaping creations and services because of the belief that his creativity and salesmanship when combined with his special appreciation of nature, will enable him to effectively market and sell his landscaping creations and services which will have the advantages of, among other things, greater availability of capital and potential for growth through the vehicle of a public company as compared to a privately-held company. The time required to be devoted by Mr. Ragsdale to day-to-day affairs of the Company is presently estimated to be approximately five to ten hours per week. This time commitment on his part is expected to increase at such time, if ever, as Tech obtains sufficient funding with which to commence operations, hire employees and search for a site where the Company can locate its offices. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Risk Factors.")

     The Company will be dependent upon Mr. Ragsdale to market and sell landscape creations/design and services for the Company. Mr. Ragsdale has unique creative skills and a special appreciation of nature which will contribute greatly to the field. The Company believes his special appreciation of nature and extensive networking ability will expose it to many business opportunities and sales. Nevertheless, while Mr. Ragsdale has been successful in the past, there can be no assurance that he will be successful in the marketing and selling of Tech's landscape creations/design and services in the future. (See
Part I, Item 1. "Description of Business" (b) "Business of Issuer - Risk Factors.")

     In its initial phase, the Company will operate out of offices provided by Mr. Ragsdale. The address of the Company is 1506 Briarhill Lane NE, Atlanta, Georgia. In the event the Company requires additional capital during this initial start-up phase, Mr. Ragsdale has committed to fund the operation until such time as additional capital is available.

     Due to the limited capital available to the Company, the principal risks during this phase are that the Company is dependent upon Mr. Ragsdale's efforts, and that the Company will not be able to establish a sufficiently profitable client base to establish the business. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Risk Factors.")

     To implement the initial plan, the Company intends to initiate a self-directed private placement under Rule 506 in order to raise an additional $100,000. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial goals and operating costs for a period of nine(9) months. In the event the Company is not successful in raising such funds, the Company believes that it will not be able to continue operations with existing funds and the financial support of Mr. Ragsdale beyond a period of nine(9) to twelve(12) months.

     Even if the Company is successful at raising this additional money, there can be no assurance that the sales it generates will be sufficient to establish a viable business. Furthermore, the Company may face unforeseen costs associated with entry into the landscape creations/design and services market. The Company still will be largely dependent upon Mr. Ragsdale' ability to find suitable clients on a profitable and timely basis. Although the Company believes the $100,000 is sufficient to cover operations for the projected period, there can be no assurance that such funding can cover the additional risks associated with expansion. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Risk Factors.")

     If the Company is able to generate enough revenue during the initial phase to support the business, in the medium term, the Company plans to expand its services outside the Atlanta metropolitan market and to the immediately surrounding geographic area. With each successful expansion into the marketplace the Company believes it will further propel its growth and profitability. Although there is no assurance that the Company will be able to expand its sales and achieve profitability outside the Atlanta metropolitan market.

     The principal risks of these expanded marketing operations would be unforeseen costs associated with entry into the expanded market, increased costs associated with a larger geographic area of coverage, additional employee related costs associated with a larger support staff, inability to establish a presence in the expanded market place, and, lastly, increased risks of insufficient working capital associated with the lapse between the incurring of receivables and the actual receipt of their payment. Should the Company incur any large liabilities because of its operations, which risk increases as the Company's geographic coverage expands, such liabilities could have a substantially detrimental affect upon the Company's financial condition. Further, should the Company be unable to secure the financing required for the additional expansion, the anticipated revenues from a reduced operation, while potentially able to meet the operating needs of the Company, would impede the likelihood of incremental revenue increases necessary for the long term financial success of the Company. (See Part I, Item 1. "Description of Business
- (b) Business of Issuer - Risk Factors.")

     The Company plans to monitor closely its medium term operations for approximately one (1) year. (See Part I, Item 1. "Description of Business - (b) Business of Issuer - Industry Regulation.") If it has been successful in securing the necessary financing and if its operations are capable of sustaining itself, the Company intends to seek additional financing in the form of conventional bank financing, small business administration financing, venture capital or the private placement of corporate debt for a total of approximately $1,000,000. There can be no assurance that any of these financing sources will be available to the Company. If the Company's plan to seek additional financing is successful, the Company intends to open additional offices which compliment the Atlanta metropolitan operations and add a regional manager to oversee these additional operations. The Company believes that such expansion will place the Company in a position to be a major presence in the landscape creations/design and services market. If the Company's subsequent expansion is implemented, Mr. Ragsdale believes he will be able to oversee the operation with the addition of a regional manager.

     The Company has not sought as of yet any debt financing since it believes that any qualified venture capital firm will not loan any funds to the Company until such time as it is fully reporting and has completed at least two years of profitable operations. Once it has met those criteria, the Company intends to seek out funds from licensed venture capital firms and to negotiate terms which will fit the financial capabilities of the Company. Since the Company does not expect to seek debt financing until such time as it has successfully expanded its services to additional locations, it believes that it can negotiate appropriate placement and repayment terms for such borrowings. However, there can be no assurance that such funds will be available to it or that suitable terms which are most advantageous to the Company can be negotiated. In addition, the Company does not, at this time, anticipate that it will require substantial leverage to fund the expanded operations. However, in the event the Company did receive debt financing and in the event the Company were not successful in sustaining operations or meeting such debt and defaulted in its payments on the debt, then such debt financing could foreclose upon the Company's interests to the detriment of its shareholders.

     Although the Company is authorized to borrow funds, as discussed, it does not intend to do so until such time as it has been operating for a given period of time. At such time as the Company seeks borrowed funds, it does not intend to use the proceeds to make payments to the Company's management (except as reasonable salaries, benefits and out of pocket expenses). The Company has no present intention of acquiring any assets or other property owned by any promoter, management or their respective affiliates or associates or acquiring or merging with a business or company in which the Company's promoter, management or their respective affiliates or associates directly or indirectly have an ownership interest. Although there is no present potential for a related party transaction, in the event that any payments are to be made to a promoter and management such will be disclosed to the security holders and no such payments will be made in breach of the fiduciary duty such related persons have to the Company.

     There  are  no   arrangements,   agreements   or   understandings   between
non-management   shareholders   and   management   under  which   non-management
shareholders may directly or indirectly participate in or influence the management of the Company's affairs. There are no arrangements, agreements or understandings under which non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's Board of Directors.

     In the event the Company is successful in securing the additional financing for its long term expansion, it plans to seek acquisitions of qualified companies which the Company believes will compliment its overall strategy inside and outside of the State of Georgia. The Company will seek acquisitions of related and/or un-related companies and expand its operations to eventually encompass the entire United States. At such time as the Company commences business and enters markets outside the State of Georgia, the Company will be required to comply with applicable state regulations regarding such entities. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer - Industry Regulations; and (b) "Business of Issuer - Risk Factors.")

     Such increased expansion may increase greatly the risks associated with the Company's operations. The Company will continue to be dependent upon obtaining a sufficient number of clients to purchase its landscaping creations and services. In addition, increased operations and expansion into other geographic areas expose the Company to the potential of intense competition. In addition, the larger the geographic market, the greater the chance of increased labor costs. Furthermore, exposure to competition from larger and more established landscape creations/design and services companies, many of whom have greater resources than the Company may be detrimental to the continued success of the Company. The Company anticipates that revenues from such expanded operations may also result in greater revenue fluctuations due to differences in regional market demand and the Company's increasing labor needs. Also, the Company will be required to pay wages to a larger labor force while still experiencing possible delays in direct payments received from sales receivables. In addition, with expansion and implementation of an employee benefit plan which the Company believes is necessary in order to be competitive for qualified employees, in the event such plan were to be disallowed, loss of qualified status could have an adverse effect upon the Company. Finally, as a larger Company, it could face possible adverse affects from fluctuations in the general economy and business of its clients. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer
- Risk Factors.")

     Another avenue available to the Company to aid its ability to expand is to seek a reverse merger with a larger public company. While the Company has no present intention to seek such a merger, in the event that an appropriate vehicle were to become known to the Company, the Board of Tech would evaluate the relative risks and merits of such a merger to the overall plans for the Company. The Company may also seek to expand by acquisition of unrelated companies which engage in related services such as plant and tree nurseries, greenhouses and other landscaping design and servicing companies, as well as other unrelated businesses which engage in similar and/or dissimilar services to the Company.

     As a reporting company the Company is required to file quarterly on Form 10-QSB and annually on Form 10-KSB and in each case, is required to provide the financial and other information specified in such forms. In addition, the Company would be required to file on Form 8-K in the event there was a change of control, if the Company acquires or disposes of assets, if there is a bankruptcy or receivership, if the Company changes its certified accountants, upon the occurrence of other events which may be relevant to the security holders, and after certain resignations of directors. Being subject to such reporting requirements reduces the pool of potential acquisitions or merger candidates for the Company since such transactions require that certified financials must be provided for the acquiring, acquired or merging candidate within a specified period of time. That is why the Company intends to expand through internal operations through the short and medium term. At such time as the Company will seek acquisitions or mergers, it will limit itself to companies which either already have certified financial statements or companies whose operations lend themselves to review for a certified audit within the required time.

     There has developed over the recent past a recognition that creatively designed and maintained landscaping can prove to be highly beneficial in enhancing the market value of both a private residence and a commercial development. The direct result of this development has been an explosion of landscape industry professionals whose mission has been to create and design the most attractive and cost effective landscaping plan for homes, apartment complexes, residential planned communities and commercial developments. With the explosion of new landscape professionals in the landscape creations/design and service industry there has developed vigorous competition. The market is now extremely vigorous, characterized by a relatively large number of companies. Many of these companies have established reputations for their landscaping creations and services successfully developing and marketing their services. Many such companies also have greater financial, managerial, and Technical resources than the Company.

Business Strategy

     The Company's business strategy, which is dependent upon its obtaining sufficient financing with which to implement its business plan (of which there is no assurance), is to profitably participate in the growing market of landscape creations/design and services in both the residential and commercial markets. Once the Company commences to actively pursue business operations its revenues will remain dependent upon the ability of the Company to sell its landscape creations/design and services.

     The Company's primary direct costs will be (i) marketing and sales expenses related to the company's services, (ii) salaries to Mr. Ragsdale, and an eventual regional manager and laborers (payroll cost), (iii) employee costs (i.e payroll taxes) and associated employee benefits. (See Part I, Item 1, "Description of Business,") Employment related taxes consist of the employer's portion of payroll taxes required under the Federal Income Contribution Act ("FICA"), which includes Social Security and Medicare, and federal and state unemployment taxes. The federal tax rates are defined by the appropriate federal regulations. State of Georgia unemployment tax rates are affected by claims experience of which the Company has none at this time. Health benefits are comprised primarily of medical insurance costs, but also include costs of other employee benefits such as prescription coverage, vision care, disability insurance and employee assistance plans.

     The Company's gross profit margin will be determined in part by its ability to minimize and control operating costs, and specifically labor costs; maximize sales of landscape creations/design and services, and to maintain a firm control on marketing, sales and advertising costs. The Company will also attempt to maximize market penetration of its landscape creations/design and services in order to capture a broad and diversified stream of revenue.

     The Company's objective is to become a dominant provider of landscape creations/design and services first in the Atlanta metropolitan area, and then to contiguous markets in Georgia and, eventually throughout the State of Georgia. The Company will thereafter expand into selected areas nationwide provided it has the financial resources to do so. To achieve this objective, and assuming that sufficient operating capital becomes available, the Company intends to aggressively sell its services while focusing at first on the Atlanta, Georgia, market which has various opportunities.

     Management expects, in the event Tech achieves financial success initially, to increase the Company's market penetration through internal expansion and thereafter through selected acquisitions and/ or joint ventures. Such acquisitions and/or joint ventures could include plant and tree nurseries, other landscaping design and service companies and/or various other related and unrelated companies in the Company's landscape creations/design and services sales area. Management believes that in the current market, expansion into markets beyond the State of Georgia could be especially attractive because it is believed that the internal structuring of a successful operation in Georgia can be replicated in other selected geographic areas with similar high growth opportunities. However, such expansion presents certain challenges and risks. There is no assurance that Tech, even if it is successful in establishing a presence in the Atlanta, Georgia, metropolitan market, will be able to do so profitably.

Sales and Marketing

     The Company plans to market its landscape creations/design and services through a combination of marketing channels including direct sales, franchising and strategic alliances. The Company believes that this multi-channel approach will allow the Company to quickly penetrate the market and gain brand-name recognition. The Company believes that this approach will develop regional awareness and ultimately allow it to become a market leader. Of the three marketing channels which the Company intends to deploy, direct sales of services is widely recognized as the most common in the industry due to the relationship building that is necessary to be established between the Company's direct sales representatives and its clients; in addition, strategic alliances have been used successfully in the past. The Company also believes that in situations where a large commercial account will require a wide range of the Companies services and where a term of years contract has been executed between the parties proprietary "in house" financing alternatives can lead to an additional number of successful sales of services which might not otherwise result. These "company financed" sales will not only produce added incremental revenues to the Company's bottom line but will also contribute additional interest income.

     Franchising is another means whereby a landscape creations/design and services company can further expand its revenue stream. Through the approach of franchising not only will the Company acquire additional sales but it will also increase its revenues through the receipt of franchise fees. In addition, the Company believes another benefit of franchising will be the enhancing of the Company's brand-name in the marketplace. There can be no assurance however that any of these Techniques will be successful. The Company intends to compete, assuming that it is successful in obtaining sufficient financing, with other companies in its target market who are currently providing landscape creations/design and services.

     The Company anticipates that its initial sales and marketing efforts will be via direct contacts and focused advertising. Good quality presentations and professional follow-up with clients will be critical to the Company's success. Initially, Mr. Ragsdale will secure the Company's client base. He will visit clients and prospective clients on a regular schedule to allow for the necessary lead time to unfold to permit clients to build confidence in the effectiveness of Tech's services. To insure client satisfaction, Mr. Ragsdale will pursue a pro-active approach with prospective and existing clients. This pro-active approach will include the providing of customized marketing information illustrating the various services Tech can provide and, where applicable, illustrate the various financing alternatives available. The Company believes the inclusion of "financial alternatives" will, in many cases, provide a manageable way in which a client can utilize the Company's professional services where he may otherwise have none and thereby close the sale. Mr. Ragsdale will also when the business so warrants ad a regional sales manager to the company to join him on client visits as a means to not only establish a sound business relationship between the clients and the Company's principals but also as a learning tool whereby the sales manager may become as knowledgeable about the various features and benefits Tech has to offer as does Mr. Ragsdale. The Company's eventual aim is to employ a company sales staff. The Company believes that by employing its own sales personnel it will be able to penetrate additional markets at a minimal cost since sales associates will be compensated in the form of commissions based upon a client's purchase of the Company's programs. A commission based compensation program the Company believes will reduce its overhead costs.

     The Company's ability to develop markets through the efforts of Mr. Ragsdale, and eventually a sales force is, of course dependent upon management's ability to obtain necessary financing, of which there can be no assurance. Assuming the availability of adequate funding, Tech intends to stay abreast of changes in the marketplace by remaining in the field where clients and competitors can be observed firsthand. Tech does not immediately anticipate obtaining long-term service contracts with clients since such contracts are obtained only after much time and effort; however, management believes that the acquisition of such clients can be first accomplished through a continuous presence by the Company's sales representatives who will continuously build the relationship, and more importantly, through the effective and professional servicing of these clients in the short term.

     The Company will attempt to maintain diversity within its client base in order to decrease its exposure to downturns or volatility in any particular industry. As part of this client selection strategy, the Company intends to offer its services to those clients which have a reputation for reputable dealings. The Company will attempt to avoid doing business with clients which have a poor payment record in the immediately preceding 12 months. Where feasible, the Company intends to evaluate each prospective client's reputation in the marketplace including financial and personal references in the community.

Competition

     The markets in which the Company is engaged are subject to vigorous competition. For example, one Atlanta company, Post Landscape Group(hereinafter "POST"), which provides landscape services to 40 Post owned multifamily apartment communities representing 15,079 units also provides landscape services to third-party clients in the area. Projects with third-parties include the maintenance and design of the landscape for office parks, commercial buildings and other commercial enterprises and private residences. Landscape services and other revenues for POST companywide as of December 31, 1998, amounted to $7,252,000 and the Atlanta Post owned communities alone amounted to 59% of the company's 84 multifamily apartment communities. In addition to POST, another national landscape services company is LandCare which is a subsidiary of ServiceMaster Corporation, with operating revenue of approximately $4.7 billion in 1998, it is one of the largest providers of residential services to individual customers and supportive management services to businesses and institutions in the United States. ServiceMaster Corporation is the provider of "TruGreen-ChemLawn for lawn, tree and shrub care and commercial landscape and indoor plant maintenance. In addition to the above major companies there are numerous smaller landscape creation/design and serivces companies aggressively competing for their piece of the market. The Company expects however that there may be consolidation of companies within the landscape creations/design and services industry via acquisitions, partnering arrangements or joint ventures. The Company competes primarily on the basis of price, quality, reliability and customer service. To remain competitive, the Company will be required to continue to seek out new business, periodically enhance its existing services when possible and compete effectively in the areas described above.

Government Regulation

Overview

     As an employer the Company is subject to all federal, state and local statutes and regulations governing its relationship with its employees and affecting businesses generally.

Impact of U.S. Immigration Policy and Laws

     The landscaping industry is very labor intensive. Immigrants comprise a significant percentage of the industry's workforce. If the U.S. Immigration Department were to restrict the ability of foreign workers to immigrate to the United States to obtain employment it is likely that a shortage of available labor will directly result. Immigration laws also require the Company to confirm the legal status of its immigrant labor force. From time to time, the Company may unknowingly employ illegal immigrants. The Immigration and Naturalization Service ("INS") will at times conduct random searches to confirm that employers of immigrants are in fact employing legal immigrants. In the event the INS discovers that the Company has employed an illegal immigrant, the Company may suffer a loss of a portion of its labor force and possibly become subject to fines, which could be substantial. Any violation of immigration laws by the Company could have a material adverse effect on the Company. (See: Part I. Item
1. "Description of Business - Risk Factors.")

Facilities

     In its initial phase, the Company will operate out of offices provided by Mr. Ragsdale. The Company address is 1506 Briarhill Lane NE, Atlanta, Georgial. Mr. Ragsdale will begin researching the real estate market in order to determine the most appropriate site to locate Tech's offices and facilities. In the event the Company requires additional capital during this phase, Mr. Ragsdale has committed to fund the operation through its first twelve (12) months if additional capital is not available.

Risk Factors

     Before making an investment decision, prospective investors in the Company's Common Stock should carefully consider, along with other matters referred to herein, the following risk factors inherent in and affecting the business of the Company.

     1. Development Stage Company. Tech was organized on October 8, 1998, and accordingly, is in the early form of its development stage and must be considered promotional. Management's efforts, since inception, have been allocated primarily to organizational and fund raising activities and the ability of the Company to establish itself as a going concern is dependent upon the receipt of additional funds from operations or other sources to continue those activities. Potential investors should be aware of the difficulties normally encountered by a new enterprise in its development stage, including under-capitalization, cash shortages, limitations with respect to personnel, technological, financial and other resources and lack of a client base and market recognition, most of which are beyond the Company's control. The likelihood that the Company will succeed must be considered in light of the problems, expenses and delays frequently encountered in connection with the competitive environment in which the Company will operate. The Company's success depends to a large extent on Mr. Ragsdale's abilities and effectiveness in successfully building a large and profitable client base. There is no guarantee that the Company's proposed activities will attain the level of recognition and acceptance necessary for the Company to become viable. There is intense competition in the landscape creations/design and services industry in the Atlanta metropolitan area, the remaining State of Georgia and nationwide, several competitors are large public companies, which are already positioned in the business and which are better financed than the Company. There can be no assurance that the Company, with its very limited capitalization, will be able to compete with these companies and achieve profitability. (See Part I, Item 1. "Description of Business.")

     2. No Operating History, Revenues or Earnings. As of the date hereof, the Company has not yet commenced operations and, accordingly, has received no operating revenues or earnings. Since its inception, most of the time and resources of Tech's sole executive officer and director has been spent in organizing the Company, obtaining interim financing and developing a business plan. The Company's success is dependent upon its obtaining additional financing from intended operations, from placement of its equity or debt or from third party funding sources. The Company's success in the business of landscape creations/design and services depends upon the generation of a sufficient amount of sales to enable the Company to continue in operation. There is no assurance that Tech will be able to obtain additional debt or equity financing from any source. The Company, during the development stage of its operations, can be expected to sustain substantial operating expenses without generating any operating revenues or the operating revenues generated can be expected to be insufficient to cover expenses. Thus, for the foreseeable future, unless the Company attains profitable operations, which is not anticipated, the Company's financial statements will show an increasing net operating loss. (See Part I, Item 1. "Description of Business.")

     3. Minimal Assets, Working Capital and Net Worth. As of May 31, 1999, the Company had total assets in the amount of $46,431, consisting principally of paid-in capital of $50,000 less accrued expenses. As a result of its minimal assets, as of May 31, 1999, the Company has very minimal net worth presently. Further, Tech's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 4,500,000 shares of the Company's Common Stock to Mr. Ragsdale, the Company's sole executive officer and director, for the fair value of $.0001 per share or $45,000.00. From October to December 1998, the Company sold 500,000 shares of common stock for $50.000 in cash. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation after twelve (12) months without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial portion of its revenues, if any. (See Part I, Item 1. "Description of Business")

     4. Need for Additional Capital: Going Concern Qualification Expressed by Auditor. Without an infusion of capital or profits from operations, the Company is not expected to continue in operation after the expiration of the period of twelve(12) months from the date hereof. Accordingly, the Company is not expected to become a viable business entity unless additional equity and/or debt financing is obtained. Tech's independent certified public accountant has expressed this as a "going concern" qualification on the Company's financial statements. The Company does not anticipate the receipt of operating revenues until management successfully implements its business plan, which is not assured. Further, Tech may incur significant unanticipated expenditures which deplete its capital at a more rapid rate because of among other things, the development stage of its business, its limited personnel and other resources and its lack of clients and market recognition. Because of these and other factors, management is presently unable to predict what additional costs might be incurred by the Company beyond those currently contemplated to obtain additional financing and achieve market penetration on a commercial scale in its proposed line of business, i.e. landscape creations/design and service, Tech has no identified sources of funds, and there can be no assurance that resources will be available to the Company when needed.

     5. Dependence on Management: The possible success of the Company is expected to be largely dependent on the continued services of Mr. Ragsdale, the sole executive and director. Virtually all decisions concerning (i)the clients to contact, (ii)the type of landscape creations/designs and services to sell,
(iii)associated financing programs to design, (iv)direct marketing material to disseminate, and (v)the establishment of a client profile database by the Company will be made or significantly influenced by Mr. Ragsdale. He currently owns and operates Russell Landscaping and Maintenance. Mr. Ragsdale has built a name and enterprise for himself in the Atlanta, Georgia, metropolitan area in the business of gardening, landscaping, and lawn maintenance and is expected to devote a significant amount of time to the management of those efforts. Mr.
Ragsdale is expected to devote only such time and effort to the business and affairs of the Company as may be necessary to perform his responsibilities as the Company's sole executive officer and director. The loss of the services of Mr. Ragsdale would adversely affect the conduct of the Company's business and its prospects for the future. The Company presently holds no key-man life insurance on Mr. Ragsdale, and has no employment contract or other agreement.

     6. No Existing Client Base. The Company was only recently organized. While Tech intends to engage in the landscape creations/design and services, the Company currently has no existing clients. The very limited funding currently available to the Company will not permit it to commence business operations except on a very limited scale. There can be no assurance that the debt and/or equity financing, which is expected to be required by the Company in order for Tech to continue in business after the expiration of the next twelve(12) months, will be available. The Company has no clients presently and there can be no assurance that it will be successful in obtaining clients in its initial prospective marketing area encompassing Atlanta, Georgia's, metropolitan area. Tech does not immediately expect to have long-term contracts with any clients; thus, management believes that the Company must, in order to survive, ultimately generate a large dollar amount of sales from a large volume of clients. The Company could be expected to experience substantial difficulty in attracting the high volume of clients in the prospective target market which would enable Tech to achieve viability. The Company will be dependent upon Mr. Ragsdale, who has been active in the Atlanta, Georgia, market for a number of years operating his own landscaping enterprise. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer Business Strategy; and - Sales and Marketing.")

     7. High Risks and Unforeseen Costs Associated with Tech's Entry into the Landscaping Creations/Design and Services Industry. There can be no assurance that the costs associated with the establishment of a client base, or for the obtaining of a substantial volume of sales by Tech will not be significantly greater than those estimated by the Company. Therefore, the Company may expend significant unanticipated funds or significant funds may be expended by Tech without establishing a viable landscape creations/design and services business. There can be no assurance that excessive costs will not occur or that such excessive costs will not adversely affect the Company. Further, unfavorable general economic conditions and/or a downturn in client confidence has in the past had, and could be expected in the future to have, an adverse affect on client ability to purchase landscape creations/design and services which could, in turn, adversely affect the Company's business. Additionally, competitive pressures and changes in client needs and preferences, among other things, which management expects the Company to experience in the uncertain event that it achieves viability, could reduce the Company's gross profit margin from time to time. Accordingly, there can be no assurance that Tech will be capable of establishing itself in a viable position in the Atlanta, Georgia, metropolitan area or elsewhere. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer.")

     8. Conflict of Interest. There are existing and potential conflicts of interest, including time, effort and corporate opportunity, involved in the participation by the Company's sole executive officer and director in other business entities and transactions. Mr. Ragsdale is the owner and manager of Russell Landscaping and Maintenance, which by virtue of his relation to the Company is an affiliate of the Company. The business of the Company and Russell Landscaping and Management is different, and Mr. Ragsdale will divide his time and effort between the Company, his existing employment and his other business obligations. Accordingly, Mr. Ragsdale may become subject to direct conflicts of interest and the corporate opportunities doctrine with respect to business opportunities in the business which may come to his attention.

     Because of the existing and/or potential future associations of the Company's executive officer and director in various capacities with other firms involved in a range of business activities and because of the limited or minimal amount of time and effort which is expected to be devoted to the Company by him, there are existing and potential conflicts of interest in his acting as executive officer and director of the Company. Mr. Ragsdale will not be able to devote a significant amount of time or effort to the business and affairs of the Company because of his simultaneous participation in, employment by and/or commitments to other firms involved in a range of business activities. In addition, Mr. Ragsdale may become, in his individual capacity, officer, director, controlling shareholder and/or partners of other entities (in addition to Mr. Ragsdale's existing business) involved in a variety of businesses which are engaged, or may in the future engage, in various transactions, or compete directly, with the Company. Conflicts of interest and transactions which are not at arm's-length may arise in the future because the Company's executive officer and/or sole director's involvement in the management of any company which transacts business, or competes directly with, the Company. (See Part I, Item 1. "Description of Business," (b) Business of Issuer General.")

     9. Governmental Regulation and Litigation. The Company's business is subject to various federal, state and local laws and regulations relating to the employment of immigrants, workplace health and safety in the landscape creations/design and services industry, the application of fertilizers, herbicides, pesticides and other chemicals, noise and air pollution from power equipment and local zoning regulations requiring improvement in water management techniques. Although the Company believes it is in substantial compliance with applicable laws and regulations and has all licenses required to operate its business, there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. The Company's failure to comply with applicable laws and regulations could subject it to the temporary loss of a portion of its labor force, substantial fines or the loss of its licenses and/or some of its employees which, in turn, would have a material adverse effect on the Company's business, financial condition and results of operation. (See Part I, Impact of U.S. Immigration Policy and Laws) Furthermore, noncompliance with any applicable Federal Immigration and Naturalization statutes or regulations could result in the suspension or revocation of any license at issue, as well as extensive litigation time and expenses as a result of the imposition of civil fines and/or criminal penalties.

     10. Potential for Unfavorable Interpretation of Government Regulations. At such time as the Company enters into franchise agreements, the Company may be subject to claims asserting that it is vicariously liable for the damages allegedly caused by the franchisees. Generally, franchisor liability for the acts or inactions of its franchisees are based on agency concepts. The Company intends for its franchise agreements to state that the parties are not agents and that the franchisees control the day-to-day operations of their businesses. Furthermore, it is intended that the franchise agreements will require the franchisees to undertake certain efforts to inform the public that they are not agents of the Company and that they are independently owned and operated. Moreover, the Company will take certain additional steps to insulate its potential liability based on claims from the franchisee's conduct including requiring the franchisees to indemnify the franchiser for such claims and mandating that the franchisees carry certain insurance coverage naming the Company as an additional insured. Despite these efforts to minimize the risk of vicarious liability, there can be no assurance that a claim will not be made against the Company, nor that the indemnification requirements and insurance coverage will be sufficient to cover any judgments, settlements or costs relating to such a claim.

     11. Ability to Grow. The Company expects to grow through acquisitions, partnering, joint ventures, internal growth, and by granting franchises. The Company plans to expand its business from its current location and by entry into other markets. There can be no assurance that the Company will be able to create a market presence, or if such market is created, to expand its market presence or successfully enter other markets. The ability of the Company to grow will depend on a number of factors, including the availability of working capital to support such growth, existing and emerging competition and the Company's ability to maintain sufficient profit margins in the face of an increasingly competitive industry. The Company must also manage costs in a changing regulatory environment, adapt its infrastructure and systems to accommodate growth and recruit, train and retain qualified personnel.

     The Company also plans to expand its business, in part, through acquisitions of other related landscape creation/design and services providers, shrub and tree nurseries and/or of unrelated companies which engage in related services such as plant and tree nurseries, greenhouses and other landscaping design and servicing companies, as well as, other unrelated businesses which engage in similar and/or dissimilar services to the Company. Although the Company will continuously review potential acquisition candidates, it has not entered into any agreement, understanding or commitment with respect to any acquisitions at this time. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions on favorable terms, or at all, or integrate acquired businesses into its operations. Moreover, there can be no assurance that acquisitions will not have a material adverse effect on the Company's operating results, particularly in the fiscal quarters immediately following the consummation of such transactions, while the operations of the acquired business are being integrated into the Company's operations. Once integrated, acquisitions may not achieve comparable levels of revenues, profitability or productivity as at then existing Company-owned locations or otherwise perform as expected. The Company is unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisitions will be completed. The Company will be competing for acquisition and expansion opportunities with entities that have substantially greater resources than the Company. In addition, acquisitions involve a number of special risks, such as diversion of management's attention, difficulties in the integration of acquired operations and retention of personnel, unanticipated problems or legal liabilities, and tax and accounting issues, some of all of which could have a material adverse affect on the Company's results of operations and financial condition.

     Franchise growth poses the additional risk of the inability of the Company to control the quality of services provided by its franchise associates. Moreover, the failure of any franchise associate to pay royalties due to the Company could have a material adverse affect on the Company's financial condition and results of operations (See Part I, Item 1. "Description of Business (b) "Business Strategy.")

     12. Dependence On Labor Force. The landscape creations/design and services industry is labor intensive, and industry participants experience high turnover rates among hourly workers and intense competition for qualified supervisory personnel. In addition, many landscape service companies experience lesser demand for hourly workers in the winter months which causes companies to employ all or most of their labor force for only part of the year decreasing the Companies ability to maintain a stable, experienced labor force. To the extent that the Company is unable to re-employ seasonal employees during annual peak employment periods, it will encounter increased recruiting, training and other employment costs. If the Company is unable to recruit a sufficient number of hourly workers and qualified supervisory personnel, it may be forced to limit growth or reduce the scope of its operations.

     13. Reliance On Immigrant Employees. Immigrants comprise a significant portion of the workforce in the landscape services industry. Any change to existing U.S. immigration policy that restricts the ability of foreign workers to obtain employment in the United States is likely to contribute to a shortage of available labor. Immigration laws also require the Company to confirm the legal status of its immigrant labor force. From time to time, the Company may unknowingly employ illegal immigrants. The Company may also become subject to an unannounced random search by the Immigration and Naturalization Service ("INS). If the INS discovers illegally employed immigrants, the Company would suffer the loss of a portion of its labor force and possibly substantial fines. Any violation of immigration laws by the Company could have a material adverse affect on the Company.

     14. Competition . The markets in which the Company is engaged is subject to vigorous competition. The Company's competitors include local, regional and national landscape creations/design and service companies, many of which are larger and have greater financial and marketing resources than the Company. To the extent that such competitors aggressively protect their existing market share through the reduction of pricing and the providing of other purchasing incentives to the Company's targeted clients, the Company's financial condition, results of operations or cash flows could be materially and adversely affected.

     Many of the Company's competitors have significantly greater name recognition and have greater marketing, financial and other resources than the Company. The Company expects that there will be significant consolidation in the industry, resulting in increased competition from larger national and regional companies. There can be no assurance that the Company will be able to compete effectively against such competitors in the future. (See Part I. Item 1. "Description of Business," (b) "Business of Issuer-Competition.")

     15. Seasonality Of The Landscape Services Industry. Landscape maintenance and installation services are subject to weather-related seasonal variations. In markets that do not have a year-round growing season, of which the Atlanta, Georgia market is affected to some degree, the demand for landscape services decreases significantly during winter months. Even if the Company were to attempt to mitigate such seasonality with winter services such as snow removal, the amount and number of occurrences of such services would not justify the capital intensive investment required in equipment. Accordingly, the Company believes it may have lower revenues and operating results during the "winter" quarters of each year.

     16. Inclement Weather Risks. Extended periods of inclement weather can have an adverse effect on the Company's ability to initiate or complete landscape installation projects and perform maintenance services, typically resulting in inefficient utilization of labor and duplication of work. As a result, inclement weather may have an adverse effect on the Company's revenues and profitability.

     17. Cyclical Nature of Landscape Installation. The landscape installation business is highly cyclical and reflects the trends of the commercial real estate construction industry. Factors influencing the level of commercial real estate construction include interest rates and the availability of financing, inflation, local occupancy rates, demand for commercial space and general economic conditions. As a result, the installation segment of the Company's business will be adversely affected by a decline in commercial real estate construction activity in the Atlanta, Georgia, metropolitan area it serves. In addition, on installation projects for which there is inadequate project financing or cost overruns, the Company may have difficulty in obtaining payment for all or a portion of its services.

     18. Risks Associated With Maintenance Contracts. The Company aims to capture a large portfolio of landscape maintenance contracts which by industry standards are terminable at will by either party on 30 to 90 day's notice, with terms generally ranging from one to two years for landscape maintenance contracts and three to five years for extensive projects. The Company will plan on reserving 10% to 20% of the eventual contractual cash flows for non-renewal purposes. There is no assurance that the Company will obtain such contractual commitments and it is in the Company's best interest not to expose its business to too great a percentage of such arrangements to avoid earnings volatility upon a large contract's non-renewal. To the extent that a significant number of the Company's customers have terminated or failed to renew contracts such an event would have a material adverse effect on the Company's business, financial condition and results of operations.

     19. Claims Exposure; Insurance. Many of the services provided by the Company pose the risk of serious personal injury to the Company's site employees. The Company's employees regularly use dangerous equipment, such as lawn mowers, edgers, tractors, chain saws, and work in hazardous areas, such as in trees or near power lines. As a result, there is a significant risk of workrelated injury and workers' compensation claims. Workers' compensation insurance has been a significant operating expense for companies in the industry. The Company has not yet purchased a workers' compensation insurance policy. It is anticipated that the Company will utilize a policy with a deductible of as much as $350,000 per claim. In addition, the Company's employees shall also operate company vehicles on public roads and, therefore, are subject to claims for personal injury or property damage. The Company has not yet purchased a liability insurance policy for bodily injury and property damage. It is anticipated that the Company will utilize a policy with a deductible of as much as $350,000 per claim. The Company could become subject to one or more as yet unasserted claims which, if decided adversely to the Company, could have a material adverse effect on the Company's operating results. To the extent that the Company experiences a material increase in the frequency or severity of accidents or workers' compensation claims, or unfavorable developments on existing claims, the Company's operating results and financial condition could be materially adversely affected. Significant increases in the Company's claim and insurance costs, to the extent not offset by revenue increases, would reduce the Company's profitability.

     20. Lack of Working Capital Funding Source. The Company expects to receive payments on the internally financed sales ("receivables") on a timely basis. However, the Company will plan for a reserve to be held for non-performing receivables. In the event that such reserve for non-performing receivables increases substantially, the Company's working capital will be negatively impacted directly impairing operations. In addition, as new offices are established or acquired, or as the existing office is expanded, there will be increasing requirements for cash to fund the Company's plans for expansion. The Company has no current source of working capital funds, and should the Company be unable to secure additional financing on acceptable terms, its business, financial condition, results of operations and liquidity would be materially adversely affected.

     21. Absence of Public Market for Shares. The Company's shares of Common Stock are not registered with the U.S. Securities and Exchange Commission under the Act. There is no public market for the shares of Common Stock and no assurance that one will develop. Of such shares, the Company has issued 4,500,000 shares of common stock to persons affiliated with Tech pursuant to an exemption from registration provided by Section 4(2) of the Act and Regulation D promulgated thereunder. These shares are "restricted securities". Rule 144 of the Act provides, in essence, that holders of restricted securities, for a period of one year after the acquisition thereof from the Company or an affiliate of the Company, may, every three months, sell to a market maker or in ordinary brokerage transactions an amount equal to one percent of the Company's then outstanding securities. Non-affiliates of the Company who hold restricted securities for a period of two years may sell their securities without regard to volume limitations or other restrictions. Resales of the free-trading shares of Common Stock by "affiliates, control persons and/or underwriters" of Tech, as those terms are defined in the Act, will be subject to the volume limitations, described in paragraph (e) of Rule 144. Any transfer or resale of the shares of Tech's Common Stock will be subject, in addition to the Federal securities laws, to the "blue sky" laws of each state in which such transfer or resale occurs. A total of 4,500,000 shares of the Company's Common Stock will be available for resale under Rule 144 commencing on October 8, 1999. Sales of shares of Common Stock under Rule 144 may have a depressive effect on the market price of the Company's Common Stock, should a public market develop for such stock. Such sales also might impede future financing by the Company. (See Part I, Item 4. "Security Ownership of Certain Beneficial Owners and Management.")

     22. No Dividends. While payments of dividends on the Common Stock rests with the discretion of the Board of Directors, there can be no assurance that dividends can or will ever be paid. Payment of dividends is contingent upon, among other things, future earnings, if any, and the financial condition of the Company, capital requirements, general business conditions and other factors which cannot now be predicted. It is highly unlikely that cash dividends on the Common Stock will be paid by the Company in the foreseeable future.

     23. No Cumulative Voting. The election of directors and other questions will be decided by a majority vote. Since cumulative voting is not permitted and less than one-half of the Company's outstanding Common Stock constitute a quorum, investors who purchase shares of the Company's Common Stock may not have the power to elect even a single director and, as a practical matter, the current management will continue to effectively control the Company.

     24. Control by Existing Management and Stockholders. The present shareholders of the Company's Common Stock will, by virtue of their percentage share ownership and the lack of cumulative voting, be able to elect the entire Board of Directors, establish the Company's policies and generally direct its affairs. Accordingly, persons investing in the Company's Common Stock will have no significant voice in Company management, and cannot be assured of ever having representation on the Board of Directors. (See Part I, Item 4. "Security Ownership of Certain Beneficial Owners and Management.")

     25. Potential Anti-Takeover and Other Effects of Issuance of Preferred Stock May Be Detrimental to Common Shareholders. The Company is authorized to issue up to 10,000,000 shares of preferred stock. $.0001 par value per share (hereinafter referred to as the "Preferred Stock"); none of which shares has been issued. The issuance of Preferred Stock does not require approval by the shareholders of the Company's Common Stock. The Board of Directors, in its sole discretion, has the power to issue shares of Preferred Stock in one or more series and to establish the dividend rates and preferences, liquidation preferences, voting rights, redemption and conversion terms and conditions and any other relative rights and preferences with respect to any series of Preferred Stock. Holders of Preferred Stock may have the right to receive dividends, certain preferences in liquidation and conversion and other rights; any of which rights and preferences may operate to the detriment of the shareholders of the Company's Common Stock. Further, the issuance of any shares of Preferred Stock having rights superior to those of the Company's Common Stock may result in a decrease in the value of market price of the Common Stock provided a market exists, and additionally, could be used by the Board of Directors as an anti-takeover measure or device to prevent a change in control of the Company.

     26. No Secondary Trading Exemption. In the event a market develops in the Company's shares, of which there can be no assurance, secondary trading in the Common Stock will not be possible in each state until the shares of Common Stock are qualified for sale under the applicable securities laws of the state or the Company verifies that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. There can be no assurance that the Company will be successful in registering or qualifying the Common Stock for secondary trading, or availing itself of an exemption for secondary trading in the Common Stock, in any state. If the Company fails to register or qualify, or obtain or verify an exemption for the secondary trading of, the Common Stock in any particular state, the shares of Common Stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in the Company's Common Stock, a public market for the Common Stock will fail to develop and the shares could be deprived of any value.

     27. Possible Adverse Effect of Penny Stock Regulations on Liquidity of Common Stock in any Secondary Market. In the event a market develops in the Company's shares, of which there can be no assurance, then if a secondary trading market develops in the shares of Common Stock of the Company, of which there can be no assurance, the Common Stock is expected to come within the meaning of the term "penny stock" under 17 CAR 240.3a51-1 because such shares are issued by a small company; are low-priced (under five dollars); and are not traded on NASDAQ or on a national stock exchange. The Securities and Exchange Commission has established risk disclosure requirements for broker-dealers participating in penny stock transactions as part of a system of disclosure and regulatory oversight for the operation of the penny stock market. Rule 15g-9 under the Securities Exchange Act of 1934, as amended, obligates a broker-dealer to satisfy special sales practice requirements, including a requirement that it make an individualized written suitability determination of the purchaser and receive the purchaser's written consent prior to the transaction. Further, the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure instrument that provides information about penny stocks and the risks in the penny stock market. Additionally, the customer must be provided by the broker-dealer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. For so long as the Company's Common Stock is considered penny stock, the penny stock regulations can be expected to have an adverse effect on the liquidity of the Common Stock in the secondary market, if any, which develops.

Item 2. Description of Property

     The  Company's  executive  offices are located at 1506  Briarhill  Lane NE,
Atlanta, GA 30324. Its telephone number is (404) 321-1192. The Company pays no rent for this space. The Company owns no other real or personal property. Although the Company no written agreement and pays no rent, it is contemplated that at such future time as an acquisition or merger transaction may be completed, it will secure commercial office space from which it will conduct its business. Until such an acquisition or merger, the Company lacks any basis for determining the kinds of office space or other facilities necessary for its future business. The Company has no current plans to secure such commercial office space. It is also possible that a merger or acquisition candidate would have adequate existing facilities upon completion of such a transaction, and its principal offices may be transferred to such existing facilities.

Item 3. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year ended September 30, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

                                                      PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     No shares of the Company's common stock have previously been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency or authority. The Company intends to make application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTC Bulletin Board permits price quotation for the Company's shares to be published by such service.

     The Company is not aware of any existing trading market for its common stock. The Company's common stock has never traded in a public market. There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company's securities.

     When the Company's common stock is traded in the over-the-counter market, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

     As of December 14, 1999, there were twenty-six (26) holders of record of the Company's common stock.

     As of the date hereof, the Company has issued and outstanding Five Million [5,000,000] shares of common stock. Of this total, Four Million Five Hundred Thousand [4,500,000] shares were originally issued to its sole officer and director. Such shares are restricted and may only be sold subject to restrictions pursuant to the terms of rule 144 ("Rule 144") of the Act. The remaining Five Hundred Thousand [ 500,000] shares were sold pursuant to applicable exemptions and are unrestricted. Such shares may be sold and/or transferred without further registration under the Act.

Dividend Policy

     The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.


Public Quotation of  Stock

     The Company has not of this date obtained the services of a market maker for the Company's securities

Transfer Agent

     The Company acts as its own transfer agent and will continue in this capacity until it submits its application to trade on the Nasdaq Bulletin Board.

     No matter covered by this report was submitted during the last fiscal year end to a vote of the Company's shareholders through the solicitation of proxies or otherwise.


Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from inception (October 8, 1998) through September 30, 1999, the Company had no revenue from operations and accumulated operating expenses amounted to $42,663.00. The Company proposes to aggressively compete in the landscape creations/design and services industry in the Atlanta, Georgia, metropolitan area.

     Mr William H. Ragsdale , 29 years old, is a graduate of Oxford with an Associates of Arts Degree and from Emory University with a Bachelor of Arts Degree. He has a minor in horticultural sciences. In 1992 and 1993 Mr. Ragsdale was employed as an assistant Manager for The Bread Garden, a landscaping company. From 1993 to the present, Mr. Ragsdale built upon his unique creativity and special appreciation for nature and started his own enterprise: Russell Landscaping and Maintenance. It has been during this tenure that Mr. Ragsdale has been able to establish a following and has built a name and successful business for himself in the Atlanta, Georgia metropolitan area in the business of gardening and lawn maintenance. The Company believes that Mr. Ragsdale's networking experience will provide the Company with many sales opportunities. Mr. Ragsdale is developing the sales of his landscape creations/design and services Company for the following, among other, reasons: (i) because of his belief that a public company could exploit his talents, services and business reputation to commercial advantage and (ii) to observe directly whether the perceived advantages of a public company, including, among others, greater ease in raising capital, liquidity of securities holdings and availability of current public information, would translate into greater profitability for a public, as compared to a locally-owned company.

     If the Company is unable to generate sufficient revenue from operations to implement its expansion plans, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. Depending upon the amount of revenue, if any, generated by the Company, management anticipates that it will be able to satisfy its cash requirements for the next approximately nine(9) to twelve(12) months without raising funds via debt and/or equity financing or from third party funding sources. Accordingly, management expects that it will be necessary for Tech to raise additional funds in the next five (5) months, commencing approximately four(4) months from the date hereof, in the event that the Company is unable to generate any revenue from operations and if only a minimal level of revenue is generated in accordance with management's expectations.

     Mr. Ragsdale, at least initially, will be solely responsible for developing Tech's landscape creations/design and service business. However, at such time, if ever, as sufficient operating capital becomes available, he expects to employ additional staffing and a regional sales manager. In addition, the Company expects to continuously engage in market research in order to monitor new market trends and other critical information deemed relevant to Tech's business.

     In addition, at least initially, the Company intends to operate out of an office provided by Mr. Ragsdale. Thus, it is not anticipated that Tech will lease or purchase office space or computer equipment in the foreseeable future. Tech may in the future establish its own facilities and/or acquire computer equipment if the necessary capital becomes available; however, the Company's financial condition does not permit management to consider the acquisition of office space or equipment at this time.

Financial Condition, Capital Resources and Liquidity

     At September 30, 1999, the Company had assets totaling $7,337.00 and liabilities of $0.00. Since the Company's inception, it has received $50,000.00 in cash contributed as consideration for the issuance of shares of Common Stock.

     Tech's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 4,500,000 shares of the Company's Common Stock to Mr. Ragsdale, the sole executive officer and director of Tech, for $45,000 in cash. From October through December, 1998 Tech received gross proceeds of $5,000 from the sale of a total of 500,000 shares of common stock, $.01 per value per share (the "Common Stock"), in one

(1) offering conducted pursuant to Section 3(b) of the Act, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder ("Rule 504") (See:
Part II. Item 4. "Recent Sales of Unregistered Securities). These offerings were made in the State of Georgia, Tennessee, Kentucky and Florida. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any. (See Part I, Item 1. "Description of Business"; See Part I,
Item 4. "Security  Ownership of Certain  Beneficial  Owners and  Management" and
Part I, Item 7. "Certain Relationships and Related Transactions.")

     The Company has no potential capital resources from any outside sources at the current time. In its initial phase, the Company will operate out of the facility provided by Mr. Ragsdale. To attract clients, Mr. Ragsdale will visit potential clients in order to determine their needs. The Company will also place advertising in local area newspapers in and around the city of Atlanta, Georgia to directly solicit prospective clients and to increase brand-name awareness. In the event the Company requires additional capital during this phase, Mr. Ragsdale has committed to fund the operation until such time as additional capital is available. The Company believes that it will require two (2) to three
(3) months in order to determine the market demand potential.

     The ability of the Company to continue as a going concern is dependent upon its ability to obtain a sufficiently large and profitable client base to purchase its services. The Company believes that in order to be able to expand its initial operations, it must rent offices in the Atlanta, Georgia, metropolitan area, hire clerical staff and acquire through purchase or lease computer and office equipment to maintain accurate financial accounting and client data. The Company believes that there is adequate and affordable rental space available in Atlanta, Georgia and sufficiently trained personnel to provide such clerical services at affordable rates. Further, the Company believes that the type of office equipment necessary for the operation is readily accessible at competitive rates.


     To implement such plan, also during this initial phase, the Company intends to initiate a self- directed private placement under Rule 506 in order to raise an additional $100,000. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one (1) year. In the event the Company is not successful in raising such funds, the Company believes that it will not be able to continue operations past a period of nine(9) to twelve(12) months.

Net Operating Losses

     The Company has net operating loss carry-forwards of $42,663.00 expiring in 2014. The company has a $8,600.00 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

Year 2000 Compliance

     The Company is currently in the process of evaluating its information Technology for Year 2000 compliance. The Company does not expect that the cost to modify its information Technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Forward-Looking Statements

     This Form 10-SB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-SB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-SB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 7. Financial Statements.

     The Financial Statements of TECH Creations, Inc., and Notes to Financial Statements together with the Independent Auditor's Report of Dorra, Shaw & Dugan, CPA's, 270 South County Road, Palm Beach, Florida 33480, required by this
Item 7 commence on page F-1 hereof and are incorporated herein by this reference. The Financial Statements filed as part of this Annual Report on Form 10-KSB are listed in the Index to Financial Statements below:

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     Because the Company has been generally inactive since its inception, it has had no independent accountant until the retention in November 1998 of Dorra, Shaw & Dugan, CPA's, 270 South County Road, Palm Beach, Florida 33480. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of Dorra, Shaw & Dugan, CPA's, through the date hereof.


TECH - CREATIONS, INC.

TABLE OF CONTENTS



Independent Auditors' Report                                 F-1

Balance Sheet                                                F-2

Statement of Operations and Accumulated Deficit              F-3

Statement of Changes in Stockholders' Equity                 F-4

Statement of Cash Flows                                      F-5

Notes to Financial Statements                                F-6

Dorra Shaw & Dugan
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Tech - Creations, Inc.
Palm Beach, Florida


We have audited the accompanying balance sheet of Tech-Creations, Inc. (a Florida corporation) and (a development stage company) as of September 30, 1999, and the related statements of operations, accumulated deficit, cash flows and changes in stockholders' equity for the period October 8, 1998 (date of inception) to September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tech - Creations, Inc. as of September 30, 1999 and the results of its operations and its cash flows and changes in stockholders' equity for the period from October 8, 1998 (date of inception) to September 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Dorra Shaw & Dugan
-------------------------------
Certified Public Accountants

December 20, 1999

                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com
                                       F-1


TECH - CREATIONS, INC.
( A Development Stage Company)

BALANCE SHEET


September 30,                                                       1999
---- -------------------------------------------------------------- ------------

ASSETS

Current Assets:
                                                            Cash    $     7,337
---- -------------------------------------------------------------- ------------

TOTAL CURRENT ASSETS                                                      7,337
---- -------------------------------------------------------------- ------------

                                                                    $     7,337
---- -------------------------------------------------------------- ------------

LIABILITIES

Current Liabilities:
                                              Accrued expenses      $         -
---- -------------------------------------------------------------- ------------

TOTAL CURRENT LIABILITIES                                                     -
---- -------------------------------------------------------------- ------------

                                                                              -
---- -------------------------------------------------------------- ------------

STOCKHOLDERS' EQUITY

Common stock - $.0001 par value - 50,000,000 shares authorized
               5,000,000 shares issued and outstanding                      500
 Preferred stock - $.0001 par value - 10,000,000 shares authorized
                      No shares issued and outstanding                        -
                            Additional paid-in-capital                   49,500
                                   Accumulated deficit                  (42,663)
---- -------------------------------------------------------------- ------------

TOTAL STOCKHOLDERS' EQUITY                                                7,337
---- -------------------------------------------------------------- ------------

                                                                    $     7,337
---- -------------------------------------------------------------- ------------




     The accompanying notes are an integral part of the financial statements
                                       F-2


TECH - CREATIONS, INC.
( A Development Stage Company)

STATEMENT OF OPERATIONS AND
                                              ACCUMULATED DEFICIT



For the period October 8, 1998 (date of inception) to September 30, 1999
------------------------------------------------------------------- ------------

Revenues                                                                        $             -
------------------------------------------------------------------- ------------


Operating expenses:
                           Professional fees           $ 22,000
                           Design fees                   20,000
                           Organization costs               339
                           Office                           264
                           Taxes and licenses                50
                           Bank charges                      10          42,663
------------------------------------------------------------------- ------------

Loss before income taxes                                                (42,663)
Income  taxes                                                                 -
------------------------------------------------------------------- ------------

Net loss                                                                (42,663)
------------------------------------------------------------------- ------------

Accumulated deficit - September 30, 1999                            $   (42,663)
------------------------------------------------------------------- ------------

Net loss per share                                                  $    (0.009)
------------------------------------------------------------------- ------------

     The accompanying notes are an integral part of the financial statements
                                       F-3


TECH - CREATIONS, INC.
( A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



For the period October 8, 1998 (date of inception) to September 30,                                            1999
-------------------------------------------------------------------------------------------------------------- --------------

                                                                                Additional
                                    Number of          Preferred    Common      Paid - In       Accumulated
                                    Shares             Stock        Stock       Capital         Deficit        Total
                                    ------------------ ------------ ----------- -------------   -------------- --------------

Beginning balance:
                    October 8, 1998 $     4,500,000    $        -    $    450   $     44,550    $         -    $     45,000

Issuance of Common Stock:
                   October 26, 1998         240,000             -          24          2,376              -           2,400
                   October 31, 1998         180,000             -          18          1,782              -           1,800
                   December 9, 1998          80,000             -           8            792              -             800

Net Loss                                          -             -           -              -         (42,663)       (42,663)
----------------------------------- ------------------ ------------ ----------- -------------   --------------- -------------

                                    $     5,000,000    $        -   $      500  $     49,500    $    (42,663)   $     7,337
--- ------------------------------- ------------------ ------------ ----------- -------------   --------------- -------------




     The accompanying notes are an integral part of the financial statements
                                       F-4


TECH - CREATIONS, INC.
(A Development Stage Company)

Statement of Cash Flows




For the period October 8, 1998 (date of inception) to September 30,   1999
--------------------------------------------------------------------- ----------

Operating Activities:
        Net loss                                                      $ (42,663)
---- ----------- ---------------------------------------------------- ----------

Net cash used by operating activities                                   (42,663)
--------------------------------------------------------------------- ----------

Financing activities:
                                        Issuance of Common Stock         50,000
---- ---------------------------------------------------------------- ----------

Net cash provided by financing activities                                50,000
--------------------------------------------------------------------- ----------

Net increase in cash                                                      7,337
--------------------------------------------------------------------- ----------

Cash - September 30, 1999                                             $   7,337
--------------------------------------------------------------------- ----------



     The accompanying notes are an integral part of the financial statements
                                       F-5

Tech - Creations, Inc.
Notes to Financial Statements

Note A - Summary of Significant Accounting Policies:

Organization

Tech - Creations, Inc. (a development stage company) is a Delaware Corporation organized October 8, 1998.

The Company conducts business from its headquarters in Atlanta, Georgia. The Company has not yet engaged in its expected operations. The future operations will be to engage in gardening and landscaping creations and services to the public at retail and wholesale prices in the Atlanta, Georgia metropolitan area.

The Company is in the development stage and has not yet acquired the necessary operating assets; nor has it begun any part of its proposed business. While the Company is negotiating with prospective personnel and potential customer distribution channels, there is no assurance that any benefit will result from such activities. The Company will not receive any operating revenues until the commencement of operations, but will continue to incur expenses until then.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year end.

Start - Up Costs

Start - up and organization costs are being expensed as incurred.

Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note B - Stockholders' Equity:

The Company has authorized 50,000,000 shares of $.0001 par value common stock. On October 8, 1998, the company authorized and issued 4,500,000 shares of restricted common stock to its then sole officer and director at $.01 per share for $45,000 in cash. On October 26, 1998, the Company issued 240,000 shares of common stock at $.01 per share for $2,400 in cash. On October 31, 1998, the Company issued 180,000 shares of common stock at $.01 per share for $1,800 in cash. On December 9, 1998 the Company issued 80,000 shares of common stock at $.01 per share for $800 in cash.

 .
                                       F-6

In addition, the Company authorized 10,000,000 shares of $.0001 par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of September 30, 1999

Note C - Income Taxes:

The Company has a net operating loss carry forward of $42,663 that may be offset against future taxable income. If not used, the carry forward will expire in 2014.

The amount recorded as deferred tax assets, cumulative, as of September 30, 1999 is $8,600, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $8,600, as the Company has no history of profitable operations.

Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $42,663 from October 8, 1998 (date of inception) through September 30, 1999. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

                                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

     Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name                                 Age     Position(s) with Company
----                                  --     ------------------
Mr. William H. Ragsdale(1)(2)(3)      29     President, ChiefExecutive Officer,
1506 Briarhill Lane NE                       Secretary, Treasurer  &  Director
Atlanta, GA 30324

     (4) The above-named person(s) may be deemed to be "promoter(s)" and "parent(s)" of the Company, as those terms are defined under the Rules and Regulations promulgated under the Act.


     All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director. Mr. Ragsdale will devote such time and effort to the business and affairs of the Company as may be necessary to perform his responsibilities as the Company's sole executive officer and director.

     Aside from Mr. Ragsdale, there are no other persons whose activities will be material to the operations of the Company at this time. Mr. Ragsdale is the sole "promoter" of the Company as such term is defined under the Act.

Family Relationships

     There are no family relationships between or among the executive officers and director of the Company.

Business Experience

     William H. Ragsdale is the Company's sole officer and director and is the Company's driving force. He is a graduate of Oxford with and Associates of Arts Degree and from Emory University with a Bachelor of Arts Degree. Mr. Ragsdale was employed as an assistant Manager during 1992 and 1993 for The Bread Garden, a landscaping company. From 1993 to the present, Mr. Ragsdale has owned and operated Russell Landscaping and Maintenance. During this period, Mr. Ragsdale has built a name and enterprise for himself in the Atlanta, Georgia, metropolitan area in the business of gardening and lawn maintenance. He has unique creative skills and a special appreciation of nature which will contribute greatly to the Company. The Company believes Mr. Ragsdale's unique creative skills, his special appreciation of nature and extensive networking ability will expose it to many business opportunities and sales.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission")initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Mr. Ragsdale comprises all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, have complied with Section 16(a) filing requirements applicable to them during the Company's fiscal year ended September 30, 1998.

Item 10.  Executive Compensation:

     The Company, in consideration for various services performed for the Company, issued to Mr. Ragsdale, the Company's sole executive officer and/or director, 4,500,000 shares of restricted common stock. Except for the above-described compensation, it is not anticipated that any executive officer of the Company will receive any cash or non-cash compensation for his or her services in all capacities to the Company until such time as the Company commences business operations. At such time as Tech commences operations, it is expected that the Board of Directors will approve the payment of salaries in a reasonable amount to each of its officers for their services in the positions. At such time, the Board of Directors may, in its discretion, approve the payment of additional cash or non-cash compensation to the foregoing for their services to the Company.

     The Company does not provide officers with pension, stock appreciation rights, long-term incentive or other plans but has the intention of implementing such plans in the future.

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Managers

     The following table sets forth information as of December 15, 1999, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five per cent of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

                                        Amount
Name and Address of                     Beneficially    Percent of
Beneficial Owner                        Owned           Class (1)
 ----------------                       -----           --------
Mr. William H. Ragsdale(1)(2)(3)        4,500,000       90%
1506 Briarhill Lane NE
Atlanta, GA

All Executive Officers and Directors    4,500,000       90%
as a Group (two persons)
-------------------

(1) Based upon 5,000,000 shares of the Company's Common Stock issued and outstanding as of December 15, 1999.
(2) Sole Executive officer of the Company. (3) Sole Member of the Board of Directors of the Company.

Item 12.  Certain Relationships and Related Transactions:

     On October 8, 1998, the Company issued 4,500,000 shares of restricted Common Stock to Mr. William H. Ragsdale, the President and Director of the Company and record and beneficial owner of approximately 69.23% of the Company's outstanding Common Stock, in consideration and exchange therefore for services in connection with the organization of Tech performed for the Company by him.

     At the current time, the Company has no provision to issue any additional securities to management, promoters or their respective affiliates or associates.(See Part I, Item 1. "Description of Business - (b) Business of Issuer.") Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       -----------------------------------------------------------
Item 1.           Index to Exhibits

3(i).1            Articles of Incorporation of Tech  filed October 8, 1998(1)

3(ii).1           Bylaws(1)

27.1              Financial Data Schedule


(1) Incorporated herein by reference to the Registration Statement on Form 10-SB of TECH Creations, Inc.(File No. 0-26901), filed with the U.S. Securities and Exchange Commission.

    (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1997, covered by this Annual Report on Form 10-KSB.


                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Tech Creations, Inc.
                                    (Registrant)

Date: December 27, 1999             By:  /s/ William H.  Ragsdale
                                    ------------------------------
                                     William H. Ragsdale, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date               Signature                         Title
     ----                ---------                        -----

December 27, 1999       By: /s/ William H.  Ragsdale      President and Director
                        ----------------------------
                          William H. Ragsdale