Form 10QSB
period 1999-12-31
TECH CREATIONS INC
filed 2000-02-14
CIK 1073780

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:   December 31, 1999

Commission file no.:     0-26901


                              TECH-CREATIONS, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


         Delaware                                        65-0869393
------------------------------------              -----------------------
(State or other jurisdiction of                       (I.R.S.Employer
incorporation or organization)                       Identification No.)

1506 Briarhill Lane NE
Atlanta, GA                                              30324
------------------------------------------         -----------------------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number: (404) 321-1192

Securities to be registered under Section 12(b) of the Act:

     Title of each class                           Name of each exchange on
                                                       which registered

         None                                                   None
-----------------------------------                -----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:

                                    Donald F. Mintmire
                                    Mintmire & Associates
                                    265 Sunrise Avenue, Suite 204
                                    Palm Beach, FL 33480
                                    Tel: (561) 832-5696 - Fax: (561) 659-5371

         Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No
                                            ------             ------

         As of December 31, 1999, there are 5,000,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.           Financial Statements




TECH - CREATIONS, INC.

TABLE OF CONTENTS


                                                           Page

Balance Sheet                                              F-1

Statement of Operations and Accumulated Deficit            F-2

Statement of Changes in Stockholders' Equity               F-3

Statement of Cash Flows                                    F-4

Notes to Financial Statements                              F-5

TECH CREATIONS, INC.
( A Development Stage Company)

BALANCE SHEET

December 31,                                                          1999
--------------------------------------------------------------------- -----------
ASSETS

Current Assets:
    Cash                                                              $    5,712
--------------------------------------------------------------------- -----------

TOTAL CURRENT ASSETS                                                  $    5,712
--------------------------------------------------------------------- -----------

                                                                      $    5,712
--------------------------------------------------------------------- -----------

LIABILITIES

Current Liabilities:
    Accrued expenses                                                  $        -
--------------------------------------------------------------------- -----------

TOTAL CURRENT LIABILITIES                                             $        -
--------------------------------------------------------------------- -----------

                                                                      $        -
--------------------------------------------------------------------- -----------

STOCKHOLDERS' EQUITY

    Common stock - $.0001 par value - 50,000,000 shares authorized
          5,000,000 shares issued and outstanding                            500
    Preferred stock - No par value - 10,000,000 shares authorized
          No shares issued or outstanding                                      -
    Additional paid-in-capital                                            49,500
    Accumulated deficit                                                  (44,288)
--------------------------------------------------------------------- -----------

TOTAL STOCKHOLDERS' EQUITY                                                 5,712
--------------------------------------------------------------------- -----------

                                                                      $    5,712
--------------------------------------------------------------------- -----------






                 See accompanying notes to Financial Statements

TECH CREATIONS, INC.
( A Development Stage Company)

STATEMENT OF OPERATIONS AND
   ACCUMULATED DEFICIT




For the period October 1, 1999 to December 31,                   1999
--------------------------------------------------------------  ---------------
Revenues                                                        $             -
--------------------------------------------------------------  ---------------


Operating expenses:
   Professional fees                            $ 1,500
   Office                                           125                   1,625
--------------------------------------------------------------  ---------------

Loss before income taxes                                                 (1,625)
     Income  taxes                                                            -
--------------------------------------------------------------  ---------------

Net loss                                                                 (1,625)

Accumulated deficit - October 1, 1999                                   (42,663)
--------------------------------------------------------------  ---------------

Accumulated deficit - December 31, 1999                         $       (44,288)
--------------------------------------------------------------  ---------------

Net loss per share                                              $        (0.009)
--------------------------------------------------------------  ---------------







                 See Accompanying Notes to Financial Statements

TECH CREATIONS, INC.
( A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





For the period October 1, 1999 to December 31, 1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Additional
                                      Number of          Preferred      Common     Paid - In       Accumulated
                                      Shares             Stock          Stock      Capital         Deficit           Total
                                      ------------------ ------------   ---------- --------------  ----------------- -------------
Beginning balance:
    October 8, 1998                    $      4, 500,000  $         -   $     450   $      44,550  $            -    $     45,000
                                                                                              950

Issuance of Common Stock:
    October 26, 1998                             240,000            -          24           2,376               -           2,400
    October 31, 1998                             180,000            -          18           1,782               -           1,800
    December 9, 1998                              80,000                        8             792                             800

Accumulated deficit                                      -          -           -               -        (44,288)         (44,288)
------------------------------------- ------------------ -------------  ----------- --------------  ----------------- ------------

                                         $     5,000,000  $         -    $    500    $     49,500   $     (44,288)    $     5,712
--- --------------------------------- ------------------ -------------  ----------- --------------  ----------------- ------------









                 See Accompanying Notes to Financial Statements

Tech-Creations, Inc.
(A Development Stage Company)

Statement of Cash Flows



For the period October 1, 1999 to  December 31,                  1999
--------------------------------------------------------  -------------
Operating Activities:
        Net loss                                          $    (1,625)
---------------- ---------------------------------------  -------------

--------------------------------------------------------  -------------
Net cash used by operating activities                     $    (1,625)
--------------------------------------------------------  -------------

Net decrease in cash                                      $    (1,625)
--------------------------------------------------------  -------------

Cash - October 1, 1999                                    $     7,337
--------------------------------------------------------  -------------

Cash - December 31, 1999                                  $     5,712
--------------------------------------------------------  -------------








                 See Accompanying Notes to Financial Statements

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


Interim Financial Statements

The December 31, 1999 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

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

In addition, the Company authorized 10,000,000 shares of $.0001 par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of December 31, 1999.

Note C - Income Taxes:

The Company has a net operating loss carry forward of $44,288 that may be offset against future taxable income. If not used, the carry forward will expire in 2019.

The amount recorded as deferred tax assets, cumulative, as of December 31, 1999 is $9,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $9,000, as the Company has no history of profitable operations.

Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $44,288 from October 8, 1998 (date of inception) through December 31, 1999. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

Item 2.           Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

         Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from October 1, 1999 through December 31, 1999, the Company had no revenue from operations and accumulated operating expenses amounted to $1,625.00. The Company proposes to aggressively compete in the landscape creations/design and services industry in the Atlanta, Georgia, metropolitan area.

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

Financial Condition, Capital Resources and Liquidity

         At December 31, 1999, the Company had assets totaling $5,712.00 and liabilities of $0.00. Tech's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

         The Company has no potential capital resources from any outside sources at the current time. In its initial phase, the Company will operate out of the facility provided by Mr. Ragsdale. The ability of the Company to continue as a going concern is dependent upon its ability to obtain a sufficiently large and profitable client base to purchase its services.

Net Operating Losses

         The Company has net operating loss carry-forwards of $44,288.00 expiring in 2019. The company has a $9,000.00 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

Year 2000 Compliance

         The Company did not experience any material negative impact to its operations as a result of the Year 2000 calendar change. The Company did not experience any material impact to its financial condition as a result of becoming Year 2000 compliant. The Company does not anticipate any material disruption in its operations in the future as a result of the Year 2000 calendar change.

Forward-Looking Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-SB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART II

Item 1. Legal Proceedings.

         The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2.           Changes in Securities and Use of Proceeds

         None

Item 3.           Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.
         No matter was submitted during the quarter ending December 31, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.           Other Information

         None

Item 6.           Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.   Description
------------  ----------------------------------------------------------------
Item 1.       Index to Exhibits

3(i).1        Articles of Incorporation of Tech  filed October 8, 1998(1)

3(ii).1       Bylaws(1)

27.1     *    Financial Data Schedule
-----------------------------

(1) Incorporated herein by reference to the Registration Statement on Form 10-SB of TECH Creations, Inc. (File No. 0-26901), filed with the U.S. Securities and Exchange Commission.

*        Filed herewith

(a) No Reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999, covered by this Annual Report on Form 10-QSB.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Tech Creations, Inc.
                                    (Registrant)

Date: February 11, 2000           By:  /s/ William H.  Ragsdale
                                       --------------------------------------
                                        William H. Ragsdale, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date                   Signature                    Title
     ----                   ---------                   -----

February 11, 2000       By: /s/ William H.  Ragsdale
                          ---------------------------
                          William H. Ragsdale            President and Director