Form 10QSB
period 2000-03-31
TECH CREATIONS INC
filed 2000-05-16
CIK 1073780

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:    March 31, 2000

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

           As of March31, 2000, there are 5,000,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.              Financial Statements




TECH - CREATIONS, INC.

TABLE OF CONTENTS


                                                                          Page

Independent Accountant's Review Report                                    F-1

Balance Sheet                                                             F-2

Statement of Operations and Accumulated Deficit                           F-3

Statement of Changes in Stockholders' Equity                              F-4

Statement of Cash Flows                                                   F-5

Notes to Financial Statements                                             F-6

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Tech-Creations, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of Tech-Creations, Inc. (a Florida corporation and a development stage company) as of March 31, 2000, and the related statements of Operation and Deficit accumulated during the development stage, and Cash Flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Tech-Creations, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

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


/s/ Dorra Shaw & Dugan
Certified Public Accountants
May 12, 2000

TECH CREATIONS, INC.
( A Development Stage Company)

BALANCE SHEET

March 31,                                                                  2000
-------------------------------------------------------------------- -----------
ASSETS

Current Assets:
     Cash                                                            $    5,662
---- --------------------------------------------------------------- -----------

TOTAL CURRENT ASSETS                                                 $    5,662
-------------------------------------------------------------------- -----------

                                                                     $    5,662
---- --------------------------------------------------------------- -----------

LIABILITIES

Current Liabilities:
     Accrued expenses                                                $        -
---- --------------------------------------------------------------- -----------

TOTAL CURRENT LIABILITIES                                            $        -
-------------------------------------------------------------------- -----------

                                                                     $        -
---- --------------------------------------------------------------- -----------

STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           5,000,000 shares issued and outstanding                          500
     Preferred stock - No par value - 10,000,000 shares authorized
           No shares issued or outstanding                                    -
     Additional paid-in-capital                                          49,500
     Accumulated deficit                                                (44,338)
---- --------------------------------------------------------------- -----------

TOTAL STOCKHOLDERS' EQUITY                                                5,662
-------------------------------------------------------------------- -----------

                                                                     $     5,662
---- --------------------------------------------------------------- -----------



                 See accompanying notes to Financial Statements

TECH CREATIONS, INC.
( A Development Stage Company)

STATEMENT OF OPERATIONS AND
   ACCUMULATED DEFICIT




For the six months ended March 31,                                                  2000
----------------------------------------------------------------------- ----------------
Revenues                                                                 $             -
----------------------------------------------------------------------- -----------------


Operating expenses:
   Professional fees                                   $ 1,500
   Taxes and licenses                                      150                     1,675
----------------------------------------------------------------------- -----------------

Loss before income taxes                                                          (1,675)
     Income  taxes                                                                     -
----------------------------------------------------------------------- -----------------

Net loss                                                                          (1,675)
----------------------------------------------------------------------- -----------------

Deficit accumulated
   during development stage - October 1, 1999                                    (44,338)
----------------------------------------------------------------------- -----------------

Deficit accumulated
    During the development stage - March 31, 2000                         $      (44,338)
----------------------------------------------------------------------- -----------------

Net loss per share                                                        $            -
----------------------------------------------------------------------- -----------------



                 See Accompanying Notes to Financial Statements

TECH CREATIONS, INC.
( A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



For the six months ended March 31,                                                                            2000
-------------------------------------------------------------------------------- ----------------- ------------------

                                                                                    Additional
                                    Number of   Preferred Common       Paid - In    Accumulated
                                    Shares      Stock     Stock        Capital        Deficit             Total
                                  ------------- --------- ---------- ------------- --------------- ------------------
Beginning balance:
    October 8, 1998                $ 4, 500,000 $     -   $   450     $   44,550   $        -      $      45,000
                                                                                          950

Issuance of Common Stock:
    October 26, 1998                   240,000        -        24          2,376            -              2,400
    October 31, 1998                   180,000        -        18          1,782            -              1,800
    December 9, 1998                    80,000                  8            792                             800

Deficit accumulated during
    The development stage                   -         -         -              -      (44,338)           (44,338)
----------------------------------------------- --------- ---------- ------------- ----------------- -----------------

                                  $ 5,000,000   $     -   $   500      $  49,500   $  (44,338)        $    5,662
----------------------------------------------- --------- ---------- ------------- ----------------- -----------------




                 See Accompanying Notes to Financial Statements

Tech-Creations, Inc.
(A Development Stage Company)

Statement of Cash Flows





For the six months ended March 31,                                    2000
-------------------------------------------------------- -----------------
Operating Activities:
           Net loss                                            $   (1,675)
---- --------------------------------------------------- -----------------

-------------------------------------------------------- -----------------
Net cash used by operating activities                          $   (1,675)
-------------------------------------------------------- -----------------

Net decrease in cash                                           $   (1,675)
-------------------------------------------------------- -----------------

Cash - October 1, 1999                                         $     7,337
-------------------------------------------------------- -----------------

Cash - March 31, 2000                                          $     5,662
-------------------------------------------------------- -----------------










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

Interim Financial Statements

The March 31, 2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

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

In addition, the Company authorized 10,000,000 shares of $.0001 par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of March 31, 2000.

Note C - Income Taxes:

The Company has a net operating loss carry forward of $44,288 that may be offset against future taxable income. If not used, the carry forward will expire in 2019.

The amount recorded as deferred tax assets, cumulative, as of March 31, 2000 is $8,900, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $8,900, as the Company has no history of profitable operations.

Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $44,288 from October 8, 1998 (date of inception) through March 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

           Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from October 1, 1999 through March 31, 2000, the Company had no revenue from operations and accumulated operating expenses amounted to $44,338. The Company proposes to aggressively compete in the landscape creations/design and services industry in the Atlanta, Georgia, metropolitan area.

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

Financial Condition, Capital Resources and Liquidity

           At March 31, 2000, the Company had assets totaling $5,662 and no current liabilities. The Company's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

           The Company has no potential capital resources from any outside sources at the current time. In its initial phase, the Company will operate out of the facility provided by Mr. Ragsdale. The ability of the Company to continue as a going concern is dependent upon its ability to obtain a sufficiently large and profitable client base to purchase its services.

Net Operating Losses

           The Company has net operating loss carry-forwards of $44,338 expiring in 2019. The company has a $8,900 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

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

Forward-Looking Statements

           This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

           None



Item 3. Defaults in Senior Securities

           None

Item 4. Submission of Matters to a Vote of Security Holders.

           No matter was submitted during the quarter ending March 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

*        Filed herewith

(b) No Reports on Form 8-K were filed during the last quarter of the fiscal year ended March 31, 2000, covered by this Annual Report on Form 10-QSB.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Tech Creations, Inc.
                                    (Registrant)

Date: May 15, 2000                     By:  /s/ William H.  Ragsdale
                                       --------------------------------------
                                        William H. Ragsdale, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date                   Signature                    Title
     ----                   ---------                   -----

May 15, 2000              By: /s/ William H.  Ragsdale
                          ---------------------------
                          William H. Ragsdale            President and Director