Form 10KSB
period 2000-09-30
TECH CREATIONS INC
filed 2000-12-29
CIK 1073780

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

Commission file no.:  0-26901

                              TECH-CREATIONS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

Delaware                                                    65-0869393
-----------------------------                               -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1506 Briarhill Lane NE
Atlanta, GA                                                  30324
--------------------------------------                      ----------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (404) 321-1192

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

     Of the 5,000,000 shares of voting stock of the registrant issued and outstanding as of December 15, 2000, 500,000 shares are held by non-affiliates. The aggregate market value of the voting and non-voting common equity held by non-affiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity) as of December 15, 2000 was $62,500 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

                                     PART I

Item 1. Description of Business.

     (a) Business Development.

         Tech-Creations, Inc. (hereinafter referred to as the "Company" or "Tech") was organized under the laws of the State of Delaware on October 8, 1998. The Company is a developmental stage company organized by William H. Ragsdale, the President and Director and sole executive of the Company whose aim is to provide gardening and landscaping creations and services to the general public in both the retail and wholesale market and to commercial markets located in the Atlanta, Georgia, metropolitan area. The Company's offices are presently located at 1506 Briarhill Lane NE Atlanta, GA 30324 and its telephone number is
(404) 321-1192.

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

Facilities

         In its initial phase, the Company will operate out of offices provided by Mr. Ragsdale. The Company address is 1506 Briarhill Lane NE, Atlanta, Georgia. Mr. Ragsdale will begin researching the real estate market in order to determine the most appropriate site to locate Tech's offices and facilities. In the event the Company requires additional capital during this phase, Mr.
Ragsdale has committed to fund the operation through its first twelve (12) months if additional capital is not available.


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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year ended September 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

         Since the Company's inception it has not declared nor paid any stock or cash dividends to its shareholders. The price of the Company stock has remained in trading range from a high of $0.125 to a low of $0.125.

Market Information

         The Company's Common Stock has been quoted for trades on the over-the-counter / bulletin board (OTC/BB) market since June 2000, and, since June 16, 2000, has been quoted on the OTC/Bulletin Board System under the symbol "TCCT". The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company's two most recent fiscal years on the National Market System.

FY 2001                                HIGH                  LOW
-------                               -------               -----
December 27, 1999                      0.125                0.125

FY 2000
------------
September 30, 2000                     0.125                0.125
June 30, 2000                          0.125                0.125
March 31, 2000                           N/A                 N/A
December 31, 1999                        N/A                 N/A

FY 1999
-----------
September 30, 1999                       N/A                 N/A
June 30, 1999                            N/A                 N/A
March 31, 1999                           N/A                 N/A
December 31, 1998                        N/A                 N/A
Inception October 8, 1998

         Holders  of  Common   Stock  As  of   December   15,  2000  there  were
approximately 26 holders of record of the Company's Common Stock.

         Dividends The Company has never paid cash dividends on its Common Stock, and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will be dependent upon the Company's financial condition and results of operations and other factors then deemed relevant by the Board of Directors.

Penny Stock Status

         The Commission presently classifies the Company's stock as Penny Stock which is defined generally as any equity security that has a market price less than $5.00 per share. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

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

         As of the date hereof, the Company has issued and outstanding Five Million [5,000,000] shares of common stock. Of this total, Four Million Five Hundred Thousand [4,500,000] shares were originally issued to its sole officer and director. Such shares are restricted and may only be sold subject to restrictions pursuant to the terms of rule 144 ("Rule 144") of the Act. The remaining Five Hundred Thousand (500,000) shares were sold pursuant to applicable exemptions and are unrestricted. Such shares may be sold and/or transferred without further registration under the Act.

Transfer Agent

         The Company's transfer agent is Interwest Transfer Company located at 1981 East Murray Holliday Rd., Salt Lake City, Utah 84117 and their telephone number is (801) 272-9294.

         No matter covered by this report was submitted during the last fiscal year end to a vote of the Company's shareholders through the solicitation of proxies or otherwise.


Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

         Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from inception (October 8, 1998) through September 30, 2000, the Company had no revenue from operations and accumulated operating expenses amounted to $42,663.00. The Company proposes to aggressively compete in the landscape creations/design and services industry in the Atlanta, Georgia, metropolitan area.

         Mr William H. Ragsdale , 30 years old, is a graduate of Oxford with an Associates of Arts Degree and from Emory University with a Bachelor of Arts Degree. He has a minor in horticultural sciences. In 1992 and 1993 Mr. Ragsdale was employed as an assistant Manager for The Bread Garden, a landscaping company. From 1993 to the present, Mr. Ragsdale built upon his unique creativity and special appreciation for nature and started his own enterprise: Russell Landscaping and Maintenance. It has been during this tenure that Mr. Ragsdale has been able to establish a following and has built a name and successful business for himself in the Atlanta, Georgia metropolitan area in the business of gardening and lawn maintenance. The Company believes that Mr. Ragsdale's networking experience will provide the Company with many sales opportunities. Mr. Ragsdale is developing the sales of his landscape creations/design and services Company for the following, among other, reasons: (i) because of his belief that a public company could exploit his talents, services and business reputation to commercial advantage and (ii) to observe directly whether the perceived advantages of a public company, including, among others, greater ease in raising capital, liquidity of securities holdings and availability of current public information, would translate into greater profitability for a public, as compared to a locally-owned company.

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

Financial Condition, Capital Resources and Liquidity

         At September 30, 2000, the Company had assets totaling $1,193 and liabilities of $0.00. Since the Company's inception, it has received $50,000.00 in cash contributed as consideration for the issuance of shares of Common Stock.

         Tech's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 4,500,000 shares of the Company's Common Stock to Mr. Ragsdale, the sole executive officer and director of Tech, for $45,000 in cash. From October through December, 1998 Tech received gross proceeds of $5,000 from the sale of a total of 500,000 shares of common stock, $.01 per value per share (the "Common Stock"), in one (1) offering conducted pursuant to Section

3(b) of the Act, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder ("Rule 504"). These offerings were made in the State of Georgia, Tennessee, Kentucky and Florida. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any.

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

Net Operating Losses

         The Company has net operating loss carry-forwards of $48,807.00 expiring in 2020. The company has a $9,000.00 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

Year 2000 Compliance

         The Company did not experience any negative impact to its operations as a result of Year 2000. The Company does not anticipate any material disruption in its operations in the future as a result of Year 2000.

Forward-Looking Statements

         This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


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

TECH - CREATIONS, INC.


TABLE OF CONTENTS



                                                                  Page

Independent Auditors' Report                                      F-1


Balance Sheet                                                     F-2


Statement of Operations and Deficit Accumulated
    During the Development Stage                                  F-3


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


Notes to Financial Statements                                     F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Tech - Creations, Inc.
Palm Beach, Florida


We have audited the accompanying balance sheet of Tech - Creations, Inc. (a Florida corporation and a development stage company) as of September 30, 2000, and the related statements of operations, deficit accumulated during the development stage, cash flows and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tech - Creations, Inc. as of September 30, 2000 and the results of its operations and its cash flows and changes in stockholders' equity for the year then ended in conformity with generally accepted accounting principles.

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




/s/ Dorra Shaw & Dugan
Certified Public Accountants
December 27, 2000




                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 822-9955
                              Website: dsd-cpa.com
                                       F-1

TECH - CREATIONS, INC.
( A Development Stage Company)

BALANCE SHEET





September 30,                                                                             2000
------------------------------------------------------------------------------  ---------------

ASSETS

Current Assets:
     Cash                                                                         $      1,193
---- -------------------------------------------------------------------------  ---------------

TOTAL CURRENT ASSETS                                                                     1,193
------------------------------------------------------------------------------  ---------------

                                                                                  $      1,193
---- -------------------------------------------------------------------------  ---------------


LIABILITIES

Current Liabilities:
     Accrued expenses                                                            $           -
---- -------------------------------------------------------------------------  ---------------

TOTAL CURRENT LIABILITIES                                                                    -
------------------------------------------------------------------------------  ---------------

                                                                                             -
---- -------------------------------------------------------------------------  ---------------


STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           5,000,000 shares issued and outstanding                                         500
     Preferred stock - $.0001 par value - 10,000,000 shares authorized
           No shares issued and outstanding                                                  -
     Additional paid-in-capital                                                         49,500
     Deficit accumulated during the development stage                                  (48,807)
---- -------------------------------------------------------------------------  ---------------

TOTAL STOCKHOLDERS' EQUITY                                                               1,193
------------------------------------------------------------------------------  ---------------

                                                                                  $      1,193
---- -------------------------------------------------------------------------  ---------------

                 See Accompanying Notes to Financial Statements

TECH - CREATIONS, INC.
( A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE



For the year ended September 30,                                                      2000
------------------------------------------------------------------    ----------     ------------

Revenues                                                                             $         -
------------------------------------------------------------------    ----------     ------------


Operating expenses:
    Professional fees                                                 $   5,000
    Taxes and licenses                                                      190
    Office                                                                  954            6,144
------------------------------------------------------------------    ----------     ------------

Loss before income taxes                                                                  (6,144)
Income  taxes                                                                                  -
------------------------------------------------------------------    ----------     ------------

Net loss                                                                                  (6,144)
------------------------------------------------------------------    ----------     ------------

Deficit accumulated
                      during the development stage - October 1, 1999                 $   (42,663)

Deficit accumulated
                   during the development stage - September 30, 2000                     (48,807)
------------------------------------------------------------------    ----------     ------------

Net loss per share                                                                   $    (0.001)
------------------------------------------------------------------    ----------     ------------



                 See Accompanying Notes to Financial Statements

TECH - CREATIONS, INC.
( A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


For the year ended September 30,                                                                        2000
-------------------------------------------------- ---------------------------------------------------- -------------
                                                                           Additional
                                        Number of    Preferred     Common    Paid - In   Accumulated
                                          Shares       Stock        Stock     Capital      Deficit       Total
                                    -------------- ------------  --------- -----------  --------------- -------------
Beginning balance:
    October 8, 1998                      4,500,000          -    $    450  $  44,550    $        -      $     45,000

Issuance of Common Stock:
    October 26, 1998                       240,000          -          24      2,376             -             2,400
    October 31, 1998                       180,000          -          18      1,782             -             1,800
    December 9, 1998                        80,000          -           8        792             -               800

Deficit accumulated during
    the development stage                        -          -           -          -       (48,807)          (48,807)
----------------------------------- -------------- ------------  --------- -----------  --------------- -------------

                                         5,000,000          -    $    500  $  49,500    $  (48,807)     $      1,193
--- ------------------------------- -------------- ------------  --------- -----------  --------------- -------------



                                  See Accompanying Notes to Financial Statements

TECH - CREATIONS, INC.
(A Development Stage Company)

Statement of Cash Flows





For the year ended September 30,                         2000
---------------------------------------------------     ----------------
Operating Activities:
        Net loss                                        $     (6,144)
---- ----------- ----------------------------------     ----------------

Net cash used by operating activities                         (6,144)
---------------------------------------------------     ----------------

Net decrease in cash                                          (6,144)

Cash - October 1, 1999                                         7,337
---------------------------------------------------     ----------------

Cash - September 30, 2000                               $      1,193
---------------------------------------------------     ----------------




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

In addition, the Company authorized 10,000,000 shares of $.0001 par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of September 30, 2000.

Tech - Creations, Inc.
Notes to Financial Statements



Note C - Income Taxes:

The Company has a net operating loss carry forward of $48,807 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of September 30, 2000 is $9,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $9,000, as the Company has no history of profitable operations.

Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred net losses from its inception through September 30, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

     Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name                            Age     Position(s) with Company
----                            ---     ------------------
Mr. William H. Ragsdale(1)       30     President, Chief Executive Officer,
1506 Briarhill Lane NE                  Secretary, Treasurer  &  Director
Atlanta, GA 30324

         (1) The above-named person(s) may be deemed to be "promoter(s)" and "parent(s)" of the Company, as those terms are defined under the Rules and Regulations promulgated under the Act.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the

Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission")initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Mr. Ragsdale comprises all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, have complied with
Section 16(a) filing requirements applicable to them during the Company's fiscal year ended September 30, 2000.

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

Item 11. Security Ownership of Certain Beneficial Owners and Managers

     The following table sets forth information as of September 30, 2000, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five per cent of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

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
as a Group (two persons)
-------------------

(1) Based upon 5,000,000 shares of the Company's Common Stock issued and outstanding as of December 15, 2000.
(2)  Sole Executive officer of the Company.
(3)  Sole Member of the Board of Directors of the Company.

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

         At the current time, the Company has no provision to issue any additional securities to management, promoters or their respective affiliates or associates.

Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
------------   -----------------------------------------------------------------
3(i).1         Articles of Incorporation of Tech  filed October 8, 1998(1)

3(ii).1        Bylaws(1)

27.1     *     Financial Data Schedule
---------------------

(1) Incorporated herein by reference to the Registration Statement on Form 10-SB of TECH Creations, Inc.(File No. 0-26901), filed with the U.S. Securities and Exchange Commission.

*    Filed herewith

    (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 2000, covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Tech Creations, Inc.
                                  (Registrant)

Date: December 29, 2000           By:  /s/ William H.  Ragsdale
                                  -------------------------------
                                  William H. Ragsdale, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date                Signature                       Title
     ----                ---------                       -----

December 29, 2000       By: /s/ William H.  Ragsdale
                        -----------------------------
                         William H. Ragsdale              President and Director