Form 10QSB
period 2000-12-31
TECH CREATIONS INC
filed 2001-02-13
CIK 1073780

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: December 31, 2000

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

                              Yes X     No
                                 ---      ---

         As of December 31, 2000, there are 5,000,000 shares of voting stock of the registrant issued and outstanding.

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

Notes to Financial Statements                                               F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants




INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
Tech-Creations, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of Tech-Creations, Inc. (a Florida corporation and a development stage company) as of December 31, 2000, and the related statements of Operation and Deficit accumulated during the development stage, and Cash Flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Tech-Creations, Inc.

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



/s/ Dorra Shaw & Dugan
Certified Public Accountants
February 9, 2001





                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.cpm
                                       F-1

TECH CREATIONS, INC.
( A Development Stage Company)

BALANCE SHEET


December 31,                                                                              2000
-----------------------------------------------------------------------------------------------
ASSETS

Current Assets:
    Cash                                                                        $        1,023
------------------------------------------------------------------------------- ---------------

TOTAL CURRENT ASSETS                                                            $        1,023
------------------------------------------------------------------------------- ---------------

                                                                                $        1,023
------------------------------------------------------------------------------- ---------------

LIABILITIES

Current Liabilities:
    Accrued expenses                                                            $            -
------------------------------------------------------------------------------- ---------------

TOTAL CURRENT LIABILITIES                                                       $            -
------------------------------------------------------------------------------- ---------------

                                                                                $            -
------------------------------------------------------------------------------- ---------------
STOCKHOLDERS' EQUITY
    Common stock - $.0001 par value - 50,000,000 shares authorized
          5,000,000 shares issued and outstanding                                          500
    Preferred stock - No par value - 10,000,000 shares authorized
          No shares issued or outstanding                                                    -
    Additional paid-in-capital                                                          49,500
    Deficit accumulated during the development stage                                   (48,977)
------------------------------------------------------------------------------- ---------------

TOTAL STOCKHOLDERS' EQUITY                                                               1,023
------------------------------------------------------------------------------- ---------------

                                                                                $        1,023
------------------------------------------------------------------------------- ---------------



                 See Accompanying Notes to Financial Statements

TECH CREATIONS, INC.
( A Development Stage Company)

STATEMENT OF OPERATIONS AND
  ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE




For the three months ended December 31,                                                   2000
-----------------------------------------------------------------------------------------------
Revenues                                                                        $            -
------------------------------------------------------------------ ------------ ---------------


Operating expenses:
   Office                                                          $      125
   Bank charges                                                            45              170
------------------------------------------------------------------ ------------ ---------------

Loss before income taxes                                                                  (170)
     Income  taxes                                                                           -
------------------------------------------------------------------ ------------ ---------------

Net loss                                                                                  (170)
------------------------------------------------------------------ ------------ ---------------

Deficit accumulated
   during development stage - October 1, 2000                                          (48,807)
------------------------------------------------------------------ ------------ ---------------

Deficit accumulated
    During the development stage - December 31, 2000                            $      (48,977)
------------------------------------------------------------------ ------------ ---------------

Net loss per share                                                              $     (0.0001)
------------------------------------------------------------------ ------------ ---------------



                 See Accompanying Notes to Financial Statements

TECH CREATIONS, INC.
( A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended December 31,                                                                  2000
-------------------------------------------------------------------------------- --------------- ------------------------------
                                                                                   Additional
                                        Number of       Preferred      Common       Paid - In      Accumulated
                                         Shares           Stock         Stock        Capital         Deficit         Total
                                      --------------- ------------ ------------ --------------- --------------- ---------------
Beginning balance:
    October 8, 1998                   $    4, 500,000  $         -  $     450    $     44,550   $           -    $   45,000

Issuance of Common Stock:
    October 26, 1998                          240,000            -         24           2,376               -         2,400
    October 31, 1998                          180,000            -         18           1,782               -         1,800
    December 9, 1998                           80,000                       8             792                           800

Deficit accumulated during
    The development stage                           -            -          -               -         (48,977)      (48,977)
------------------------------------- --------------- ------------ ------------ --------------- --------------- ---------------

                                      $     5,000,000  $         -  $    500     $     49,500   $     (48,977)   $    1,023
--- --------------------------------- --------------- ------------ ------------ --------------- --------------- ---------------




                 See Accompanying Notes to Financial Statements

TECH CREATIONS, INC.
(A Development Stage Company)

Statement of Cash Flows





For the three months ended December 31,                                            2000
--------------------------------------------------------------------------------------------
Operating Activities:
        Net loss                                                                $      (170)
---------------- -------------------------------------------------------------- ------------

------------------------------------------------------------------------------- ------------
Net cash used by operating activities                                           $      (170)
------------------------------------------------------------------------------- ------------

Net decrease in cash                                                            $      (170)
------------------------------------------------------------------------------- ------------

Cash - October 1, 2000                                                          $     1,193
------------------------------------------------------------------------------- ------------

Cash - December 31, 2000                                                        $     1,023
------------------------------------------------------------------------------- ------------










                 See Accompanying Notes to Financial Statements

TECH CREATIONS, INC.
NOTES TO FINANCIAL STATEMENTS

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

Interim Financial Statements

The December 31, 2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

TECH CREATIONS, INC.
NOTES TO FINANCIAL STATEMENTS

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

In addition, the Company authorized 10,000,000 shares of $.0001 par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of December 31, 2000.

Note C - Income Taxes:

The Company has a net operating loss carry forward of $48,977 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of December 31, 2000 is $9,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $9,000, as the Company has no history of profitable operations.

Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred net losses from its inception through December 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

         Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from October 1, 1999 through December 31, 2000, the Company had no revenue from operations and deficit accumulated during the development stage amounted to $48,977. The Company proposes to aggressively compete in the landscape creations/design and services industry in the Atlanta, Georgia, metropolitan area.

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

Financial Condition, Capital Resources and Liquidity

         At December 31, 2000, the Company had assets totaling $1,023 and no current liabilities. The Company's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

         The Company has no potential capital resources from any outside sources at the current time. In its initial phase, the Company will operate out of the facility provided by Mr. Ragsdale. The ability of the Company to continue as a going concern is dependent upon its ability to obtain a sufficiently large and profitable client base to purchase its services.

Net Operating Losses

         The Company has net operating loss carry-forwards of $48,977 expiring in 2020. The company has a $9,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending December 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.   Description
------------  ----------------------------------------------------------------

3(i).1        Articles of Incorporation of Tech  filed October 8, 1998(1)

3(ii).1       Bylaws(1)
-------------------------------

(1) Incorporated herein by reference to the Registration Statement on Form 10-SB of TECH Creations, Inc. (File No. 0-26901), filed with the U.S. Securities and Exchange Commission.


     (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000, covered by this Annual Report on Form 10-QSB

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Tech Creations, Inc.
                               (Registrant)

Date: February 12, 2000       By:  /s/ William H.  Ragsdale
                               ----------------------------------
                                William H. Ragsdale, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date             Signature                                   Title
     ----              ---------                                  -----

February 12, 2000     By: /s/ William H.  Ragsdale
                      -----------------------------
                          William H. Ragsdale             President and Director