Form 10QSB
period 2001-06-30
I JOIN SYSTEMS INC
filed 2001-08-20
CIK 1073780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORTS OF SMALL BUSINESS ISSUERS

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended JUNE 30, 2001

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:        0-26901         .
                        ----------------------

                               IJOIN SYSTEMS, INC.                .
               ---------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                               65-0869393
 -------------------------------                            --------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

               2505 SECOND AVENUE, SUITE 500, SEATTLE, WA 98121 .
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                  206-374-8600
                             ----------------------
                           (Issuer's telephone number)

         --------------------------------------------------------------.
         (Former Name and Former Address, if Changed Since Last Report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.X.No...

Applicable only to corporate issuers:

         As of August 16, 2001, the number of shares of common stock, par value $.0001 per share, outstanding was 5,929,288.

         Transitional Small Business Disclosure Format (check one);
Yes......No....X....


                                            IJOIN SYSTEMS, INC.
                                                FORM 10-QSB

                                                   INDEX
                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000                    F-1

     Consolidated  Statements  of  Operations  and Deficit for the three (3) months and six (6)        F-2
     months ended June 30, 2001 and 2000

     Consolidated Statements of Cash Flows for the six (6) months ended June 30, 2001 and 2000         F-3

     Consolidated Statement of Stockholders' Equity for the six (6) months ended June 30, 2001         F-4

     Notes to Consolidated Financial Statements                                                        F-5

Item 2.  Plan of Operations                                                                              2

PART II.        OTHER INFORMATION                                                                        4

Item 2.  Changes in Securities and Use of Proceeds                                                       4

Item 4.  Submission of Matter to a Vote by Security Holders                                              5

Item 5.  Other Information                                                                               5

Item 6.  Exhibits and Reports on Form 8-K                                                                6

SIGNATURES                                                                                               7

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                                                   iJoin Systems, Inc.

                                                CONSOLIDATED BALANCE SHEETS

                            ASSETS

                                                                                  June 30, 2001     December 31,
                                                                                   (unaudited)          2000
                                                                                   ------------    ------------
Current assets
  Cash                                                                             $     47,202    $    585,257
  Accounts receivable                                                                   436,242         321,521
  Related party receivable                                                               82,435               -
  Finished goods inventory                                                              102,566               -
  Prepaid expenses and deposits                                                         159,118         345,905
                                                                                   ------------    ------------

     Total current assets                                                               827,563       1,252,683

Property and equipment, net                                                             580,025         478,977

Other assets
  Goodwill, net                                                                         710,019               -
  Other                                                                                  42,201          42,201
                                                                                   ------------    ------------
Total assets                                                                       $  2,159,808    $  1,773,861
                                                                                   ============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                                 $  1,358,920    $    311,163
  Accrued liabilities                                                                   137,154         189,580
  Deferred revenue                                                                        8,301               -
  Shareholder loans                                                                     150,000          11,254
  Notes payable                                                                         250,000              -
                                                                                   ------------    ------------
     Total current liabilities                                                        1,904,375         511,997

Convertible note payable                                                                      -       1,000,000

Stockholders' equity
  Preferred stock, $0.0001 par value - authorized, 10,000,000 shares,                        30              30
  liquidation value $750,000
  Common stock, $0.0001 par value - authorized, 40,000,000 shares                           568             538
  Additional paid-in capital                                                          8,173,645       3,222,799
  Deferred Stock Compensation                                                        (1,698,062)              -
  Subscription receivable                                                              (139,900)       (284,400)
  Accumulated deficit                                                                (6,080,848)     (2,677,103)
                                                                                   ------------    ------------
                                                                                        255,433         261,864
                                                                                   ------------    ------------
     Total liabilities and stockholders' equity                                    $  2,159,808    $  1,773,861
                                                                                   ============    ============

The accompanying notes are an integral part of these financial statements.


                                                   iJoin Systems, Inc.

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       (unaudited)


                                                          Three months ended June 30,       Six months ended June 30,
                                                          ---------------------------       -------------------------
                                                             2001              2000           2001              2000
                                                         -----------      -----------      -----------      -----------
                                                                            (Development                    (Development
                                                                           Stage Company)                   Stage Company)
Net sales                                                $ 1,204,463      $        --        1,688,507      $       --

Cost of sales                                                801,148               --        1,117,357              --
                                                         -----------      -----------      -----------      -----------

  Gross profit                                               403,315               --          571,150              --

Operating expenses

  Selling and marketing                                      113,912           16,000          224,883           16,000
  Research and development                                      --             34,696            1,910           67,217
  General and administrative                               2,422,338          862,955        3,487,997          874,052
                                                         -----------      -----------      -----------      -----------

     Total operating expenses                              2,536,250          913,651        3,714,790          957,269
                                                         -----------      -----------      -----------      -----------

     Loss from operations                                 (2,132,935)        (913,651)      (3,143,640)        (957,269)

Other income (expense)
  Interest                                                    (1,190)             632         (264,134)             632
  Other                                                          370               --            4,029               --
                                                         -----------      -----------      -----------      -----------

     Net loss                                            $(2,133,755)     $  (913,019)     $(3,403,745)     $  (956,637)
                                                         ===========      ===========      ===========      ===========

     Net loss per share - basic and diluted              $     (0.36)     $     (0.18)     $     (0.59)     $     (0.19)
                                                         ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these financial statements.




                                              iJoin Systems, Inc.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                        Six month period ended June 30,
                                                  (unaudited)

Increase (decrease) in cash                                                          2001            2000
                                                                                 -----------    -----------
                                                                                               (Development
Cash flows from operating activities                                                           Stage Company)

Net loss                                                                         $(3,403,745)   $  (956,637)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                                   123,683             --
     Common stock issued for interest expense                                        254,000             --
     Warrants issued for services                                                     43,500             --
     Common stock issued for services                                                  5,000             --
     Amortization of deferred compensation                                           967,519             --
     Loss on disposal of assets                                                       20,598             --
     Changes in operating assets and liabilities:
        Accounts receivable and related party receivable                            (197,156)            --
        Deferred Compensation                                                         43,750             --
        Other current assets
        Finished goods inventory                                                       5,265             --
        Prepaid expenses and deposits                                                182,190        (42,791)
        Accounts payable                                                           1,036,503        (17,300)
        Accrued liabilities                                                          (74,189)       (16,960)
        Deferred revenue                                                               8,301
                                                                                 -----------    -----------
     Net cash used in operating activities                                          (984,781)    (1,033,688)

Cash flows from investing activities
  Cash paid for assets of Right! Systems' Boise TRB assets                          (309,593)            --
  Purchases of property and equipment                                                (17,681)        33,780
                                                                                 -----------    -----------

Net cash used in investing activities                                               (327,274)        33,780


Cash flows from financing activities
  Proceeds from notes payable                                                        408,500      1,000,000
  Proceeds from shareholder loans                                                    150,000             --
  Proceeds from sale of common stock                                                 215,500             --
  Net proceeds from issuance of preferred stock                                           --      2,454,000
                                                                                 -----------    -----------

     Net cash provided by financing activities                                       774,000      3,454,000
                                                                                 -----------    -----------

  Net decrease in cash                                                              (538,055)     2,454,092

  Cash at beginning of period                                                        585,257             --
                                                                                 -----------    -----------

  Cash at end of period                                                          $    47,202    $ 2,454,092
                                                                                 ===========    ===========


Supplemental non-cash investing and financing activities:
  Issuance of preferred stock for purchase of Right! Systems' Boise TRB assets   $   687,693    $        --
  Conversion of note payable and accrued interest to common stock                  1,065,602             --
  Preferred stock issued  or subscription receivables                                     --         99,900
  Warrants issued in connection with convertible debt                                     --         77,908


The accompanying notes are an integral part of these financial statements.



                                                         iJoin Systems, Inc.

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                   Six months ended June 30, 2001
                                                             (unaudited)


                                                                              Preferred stock       Common stock  Additional
                                                                              ---------------       ------------   paid - in
                                                                              Shares   Amount    Shares     Amount  capital
                                                                              ------   ------    ------     ------  -------

Balance at January 1, 2001 (development stage company)                       300,000    $ 30   5,384,820    $538  $ 3,222,799

Conversion of special voting common stock to preferred stock                       2       -     (30,000)    (30)          30

Conversion of note payable to common stock                                         -       -     213,121      21    1,065,581

Conversion of note payable to common stock                                         -       -      40,000       4      253,996

Common stock issued for purchase of Right! Systems Boise assets                    -       -     260,000      26      687,667

Proceeds received for stock subscription receivable                                -       -           -       -            -

Conversion of note payable to common stock, less issuance costs of $21,500         -       -      64,800       6      158,494

Issuance of common stock                                                           -       -      15,547       2       70,998

Issuance of common stock for services                                              -       -       1,000       1        4,999

Issuance of warrants for services                                                  -       -           -       -       43,500

Stock options granted to employees with exercise prices below fair value           -       -           -       -    2,665,581

Amortization of deferred stock compensation                                        -       -           -       -            -

Net loss                                                                           -       -           -       -            -

Balance at June 30, 2001                                                     300,002    $ 30   5,949,288    $568  $ 8,173,645

                                                                                Deferred
                                                                                  Stock    Subscription   Accumulated
                                                                              Compensation   Receivable     Deficit        Total
                                                                              ------------   ----------     -------        -----

Balance at January 1, 2001 (development stage company)                                  -   $ (284,400)  $(2,677,103)    $ 261,864

Conversion of special voting common stock to preferred stock                            -            -             -             -

Conversion of note payable to common stock                                              -            -             -     1,065,602

Conversion of note payable to common stock                                              -            -             -       254,000

Common stock issued for purchase of Right! Systems Boise assets                         -            -             -       687,693

Proceeds received for stock subscription receivable                                     -      144,500             -       144,500

Conversion of note payable to common stock, less issuance costs of $21,500              -            -             -       158,500

Issuance of common stock                                                                -            -             -        71,000

Issuance of common stock for services                                                   -            -             -         5,000

Issuance of warrants for services                                                       -            -             -        43,500

Stock options granted to employees with exercise prices below fair value       (2,665,581)           -             -             -

Amortization of deferred stock compensation                                       967,519            -             -       967,519

Net loss                                                                                -            -    (3,403,745)   (3,403,745)

Balance at June 30, 2001                                                       (1,698,062)  $ (139,900)  $(6,080,848)    $ 255,433


                                                                F-4

                               iJoin Systems, Inc.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (UNAUDITED)


The unaudited interim financial statements of iJoin Systems, Inc. (Company) as of June 30, 2001, and for each of the three-month and six-month periods ended June 30, 2001 and 2000, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2001. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements of the iJoin Systems, Inc., enclosed herein, as of December 31, 2000, and the audited carved-out financial statements of Right! Systems, Inc. Boise, Idaho Technology Resale Business, filed in the Company's Form 8K/A on July 20, 2001.

1.       Presentation
         ------------

Effective May 7, 2001, iJoin entered into an Agreement and Plan of Merger (Acquisition) with Tech Creations, Inc. (Tech), a non-operating public shell company. As a result of the Acquisition, all of iJoin's issued and outstanding shares of common and preferred stock, with the exception of Series B preferred stock, were exchanged for Tech's common stock at a 5 to 1 ratio. In conjunction with the Acquisition, the then shareholders of iJoin, Inc. appointed all three directors of the Company's Board of Directors. The new Board of Directors and former management of iJoin, Inc. assumed control of the operations and management of the resulting company, iJoin Systems, Inc. The Acquisition resulted in the owners and management of iJoin having effective operating control of the combined entity.

Under accounting principles generally accepted in the United States of America, the Acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the Acquisition is equivalent to the issuance of stock by iJoin for the net monetary assets of Tech accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse-acquisition financial statements of the "legal acquirer" Tech, are those of the "legal acquiree" (iJoin), meaning the accounting acquirer.

Accordingly, the financial statements of Tech as of and for the three-months and six-months ended June 30, 2001, are the historical financial statements of iJoin and have been adjusted for the share exchange contained in the Agreement and Plan of Merger as follows:

(a) Every five shares of iJoin common (including those shares issuable upon conversion of iJoin Series A and Series C preferred stock but excluding 1,500,000 shares of Series B preferred stock) issued and outstanding was automatically converted into the right to receive one
                               iJoin Systems, Inc.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (UNAUDITED)

     share of Tech common stock. The 1,500,000 shares of Series B preferred stock were exchanged for 300,000 shares of preferred stock of Tech. The common stock exchanged, in addition to the existing Tech shares outstanding, collectively resulted in the recapitalization of the Company.

(b) Loss per share calculations include the Company's change in capital structure for all periods presented.

On February 7, 2001, the Company acquired certain assets and assumed certain liabilities of the Idaho operations of Right! Systems, Inc. (Boise TRB) for a purchase price of $1,012,307. Consideration paid included $312,307 in cash and 1,300,000 shares of the Company's Series C convertible preferred stock. Net assets acquired consisted primarily of inventory, other current assets, property and equipment and accrued liabilities. The transaction was accounted for under the purchase method of accounting.

As a result of the acquisition of the assets of Right! Systems, Inc. Boise, Idaho Technology Resale Business, the Company is no longer considered a development stage company. The Statement of Operations for the three and six months ended June 30, 2001, includes the operations of Right! Systems, Inc. Boise, Idaho Technology Resale Business beginning on the acquisition date of February 7, 2001. Goodwill representing the excess of cost over the fair value of net assets acquired is being amortized over its estimated useful life of 10 years.

2.       Revenue Recognition
         -------------------

Revenue is derived from the resale of computer hardware, installation and configuration of systems to end-users. Revenue from the sale of each system is recognized upon delivery of the product if remaining vendor obligations are insignificant and collection of the resulting receivable is probable, otherwise revenue from such systems is deferred until such time as vendor obligations are met and collection is reasonably assured.

In conjunction with the acquisition, the Company entered into an agreement with Right! Systems, Inc. of Olympia, Washington (Right! Systems), whereby Right! Systems is processing a portion of the Company's sales and purchases of inventory for resale on behalf of the Company. Upon completion of the transaction by Right! Systems, the gross margin of the transaction, less a percentage kept by Right! Systems, is remitted to the Company and recorded as revenue.

3.       Accounts Receivable
         -------------------

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is provided. Should amounts become uncollectible, they will be charged to operations when that determination is made.

                               iJoin Systems, Inc.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (UNAUDITED)

4.       Inventories
         -----------

Inventory is valued at the lower of cost or market utilizing the first-in, first-out (FIFO) cost basis. Inventory consists primarily of computer hardware and parts.

5.       Loss Per Share
         --------------

Basic loss per share is based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three-month periods ended June 30, 2001 and 2000 was 5,909,474 and 5,054,517, respectively. Diluted loss per share includes the effect of all potentially dilutive common stock issuances. Diluted loss per share is not presented because the effect would be anti-dilutive. At June 30, 2001 and 2000, there were 1,703,184 and 556,440, respectively, shares of common stock issuable upon exercise of stock options and warrants then outstanding.

6.       Deferred Stock Compensation
         ---------------------------

In connection with the reverse acquisition, the Company granted options to employees with exercise prices below the market value of the Company's common stock. Accordingly, the Company recognized deferred stock compensation of $2,665,581 based on the difference between the market value of the Company's stock and the exercise price of the options. For the three months ended June 30, 2001, the Company recognized stock compensation expense of approximately $967,500 in conjunction with the vested options.

ITEM 2.           PLAN OF OPERATIONS
                  ------------------

WHEN USED HEREIN, THE WORDS "MAY", "WILL", "EXPECT", "ANTICIPATE", "CONTINUE", "ESTIMATE", "PROJECT", "INTEND", "PLAN" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING RESULTS AND FINANCIAL POSITION. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED OR INCORPORATED BY REFERENCE IN THIS FORM 10-QSB WHICH ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS WHICH THE COMPANY EXPECTS OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING SUCH THINGS AS FUTURE CAPITAL EXPENDITURES (INCLUDING THE AMOUNT AND NATURE THEREOF), BUSINESS STRATEGY, EXPANSION AND GROWTH OF THE COMPANY'S BUSINESS AND OPERATIONS, AND OTHER SUCH MATTERS ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES MADE BY THE COMPANY IN LIGHT OF ITS EXPERIENCE AND ITS PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AS WELL AS OTHER FACTORS IT BELIEVES ARE APPROPRIATE IN THE CIRCUMSTANCES. SUCH STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND SIGNIFICANT UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THE OCCURRENCE OF ANY UNANTICIPATED EVENTS MAY CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT.

OVERVIEW

         iJoin Systems, Inc. (the "Company" or "iJoin") was incorporated on October 8, 1998, as Tech-Creations, Inc. The Company changed its name to iJoin Systems, Inc. effective May 7, 2001, in connection with the merger (the "Acquisition") by and among the Company, iJoin, Inc. and IJC Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company formed for purposes of the Acquisition ("IJC"). Pursuant to the Acquisition, iJoin, Inc. became a wholly-owned subsidiary of the Company. iJoin, Inc. was incorporated on January 6, 2000 for the purpose of developing an "intelligent business Web" to streamline information technology (IT) processes and automatically integrate disparate vendors into a single source. A single source provider enables IT professionals to procure, deploy, and maintain custom solutions and lower their total cost of technology ownership. As of June 30, 2001, the intelligent business web development has not yet been completed.

PLAN OF OPERATIONS

         The Company has incurred recurring losses from operations and has a total accumulated deficit of $6,080,848 at June 30, 2001. The continued development of the Company's technology and products will not require a commitment of substantial funds, but will require additional capital for new versions of the technology as new partners are introduced. However, the rate at which the Company expends its resources is variable, may be accelerated, and will depend on many factors.

         As of June 30, 2001, the Company raised a total of $ 4,315,000 in equity and debt financings. The entire amount of the debt financings were subsequently converted into equity. The Company will need to raise substantial additional capital to fund the expansion of its operations and may seek such additional funding through public or private equity or debt financing. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

         The Company had $47,202 cash on hand as at June 30, 2001. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and the success of its future operations. The Company plans to raise the capital required to sustain operations and seek potential acquisitions to complement its business strategy. The Company is currently in discussions with several groups regarding funding, and expects to close one or more transactions in the near future.

         In addition to sustaining its operations, the Company intends to raise additional capital required to acquire business operations and assets consistent with its business plan. It is the Company's strategy to acquire systems integrators perceived as profitable or as producing sufficient revenues, which acquisition(s) would enable the Company to capitalize on the long-standing, entrenched customer relationships of any acquired business as well as increased geographic diversification. Management believes that most of these systems integrators typically only supply a portion of the IT solutions required by their customers. By leveraging these acquisitions, and taking advantage of synergies and perceived cost savings, it is the Company's intention to use its existing technology and strategic partnerships to capture a share of the remaining IT solution needs of such customers and realize increased gross margins.

         On May 7, 2001 the Company completed the Acquisition, as a result of which all of iJoin, Inc.'s issued and outstanding shares of common stock and, after the conversion, the preferred stock, with the exception of Series B preferred stock, were exchanged for the common stock of the Company at a 5 to 1 ratio and the Company changed its name to iJoin Systems, Inc. The Acquisition resulted in the stockholders and management of iJoin, Inc. being granted effective operating control of the combined entity. Pursuant to the 5:1 exchange ratio used in the Acquisition, every five shares of iJoin, Inc. common stock issued and outstanding at the effective time of the Acquisition was automatically converted into the right to receive one share of the common stock of the Company. By its terms, the Acquisition also provided for the Company to issue (i) to the holders of the Series B preferred stock of iJoin, Inc., 300,000 shares of the Company's convertible Series B Preferred Stock (convertible into 300,000 shares of the Company's common stock) and (ii) to the holders of the shares of special voting stock of iJoin, Inc., 2 shares of the Company's convertible Series A Special Voting Preferred Stock, representing an aggregate of 30,000 shares of the Company's common stock issuable upon the exchange of certain exchangeable shares of the Canadian subsidiary of iJoin, Inc. In addition, the Company assumed outstanding warrants and options of iJoin, Inc.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

         On July 9, 2001 the Company issued to two members of its Board of Directors options to purchase up to 20,000 shares of the common stock of the Company pursuant to the Company's 2001 Stock Option Plan. The options are exercisable at a price of $11.00 per share, and were issued as compensation for their serving on the Board.

         On June 20, 2001 the Company issued to an individual investor an aggregate of 4,409 shares of the Company's common stock pursuant to a private placement. The consideration paid by such individual investor was based on a price per share equal to a 30% discount as to the market price on the date of the purchase and sale, or $5.67, for a total purchase price of $25,000. The issuance of such shares was based, in part, upon representations and warranties of such individual, including a representation as to its status as an "accredited" investor (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act")). This sale was exempt from the registration requirements of the Securities Act pursuant to Regulation D promulgated by the Securities and Exchange Commission (the "SEC") under Section 4(2) of the Securities Act.

         On June 7, 2001 the Company issued to an individual investor an aggregate of 11,138 shares of the Company's common stock pursuant to a private placement. The consideration paid by such individual investor was based on a price per share equal to a 30% discount as to the market price of the date of the purchase and sale, or $4.13, for a total purchase price of $46,000. The issuance of such shares was based, in part, upon representations and warranties of such individual, including a representation as to its status as an "accredited" investor (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). This sale was exempt from the registration requirements of the Securities Act pursuant to Regulation D promulgated by the SEC under Section 4(2) of the Securities Act.

         On May 8, 2001 the Company issued to two individual investors an aggregate of 64,800 shares of the Company's common stock and warrants to purchase up to 19,440 shares of the Company's common stock, upon the conversion of convertible notes entered into by iJoin, Inc. and each of the individual investors as of April 1, 2001 and May 6, 2001. The warrants are exercisable at a price of $1.50 per share. The issuance of such shares and warrants was based, in part, upon representations and warranties of such individuals, including a representation as to their status as "accredited" investors (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). These sales were exempt from the registration requirements of the Securities Act pursuant to Regulation D promulgated by the SEC under Section 4(2) of the Securities Act.

         On May 7, 2001 the Company granted options to purchase up to an aggregate of 1,052,504 shares of the common stock of the Company to forty-one individuals pursuant to the Company's 2001 Stock Option Plan. The options are exercisable at exercise prices ranging from $0.20 to $1.00 per share. Of these, 703,361 options were granted to senior management.

         On May 7, 2001 in connection with the merger of iJoin, Inc. with and into a wholly-owned subsidiary of the Company, the Company issued (i) an aggregate of 1,767,941 shares of its common stock to the stockholders of iJoin, Inc. as consideration for the purchase of all of the issued and outstanding shares of capital stock of iJoin Inc.; (ii) an aggregate of 300,000 shares of the Company's Series B Preferred Stock to the holders of the Series B preferred stock of iJoin, Inc. in exchange for all of such holders' issued and outstanding shares of the Series B preferred stock of iJoin, Inc. and (iii) two (2) shares of the Company's Series A Special Voting Preferred Stock to the holders of the special class of voting stock of iJoin, Inc. (representing the shares of exchangeable stock of iJoin.com Acquisition Corporation, a Canadian subsidiary of iJoin, Inc.) in exchange for the two (2) issued and outstanding shares of such special voting stock. In issuing these securities, the Company relied on the exemption afforded by Section 4(2) of the Securities Act and Regulation D, as transactions by an issuer not involving any public offering.

         On April 24, 2001 iJoin, Inc. issued options to purchase up to an aggregate of 1,275,000 shares of the common stock of iJoin, Inc. to twenty-three individuals in return for services rendered by such individuals to iJoin, Inc. The options are exercisable at prices ranging from $0.01 per share to $1.00 per share.

         On April 19, 2001 iJoin, Inc. issued to two individual investors an aggregate of 5,000 shares of the common stock of iJoin, Inc. for services rendered to iJoin, Inc. The issuance of such shares was exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act.

         On April 1, 2001, iJoin, Inc. issued to a third party a warrant to purchase up to 215,525 shares of the common stock of iJoin, Inc., at an exercise price of $1.50 per share, for services rendered to iJoin, Inc. The issuance of the warrant to a Non-U.S. Person (as such term is defined in Rule 902(k) of Regulation S under the Securiies Act) was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated by the SEC under the Securities Act.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

         On April 24, 2001 the holders of 4,500,000 of the 5,000,000 shares of the issued and outstanding voting stock of the Company approved by written consent the adoption of the Company's 2001 Stock Option Plan, as set forth in more detail in the Company's definitive Information Statement on Schedule 14C filed with the SEC on June 4, 2001.

         On May 4, 2001 the holders of 4,500,000 of the 5,000,000 shares of the issued and outstanding voting stock of the Company approved by written consent an Amended and Restated Certificate of Incorporation, as set forth in more detail in the Company's definitive Information Statement on Schedule 14C filed with the SEC on June 4, 2001.

ITEM 5.           OTHER INFORMATION
                  -----------------

         In July, 2001, pursuant to a letter agreement rescinding a prior loan, as evidenced by a promissory note in the principal sum of $100,000, Bob Bagga, the Chairman of the Board and Chief Executive Officer of the Company, surrendered to the Company for cancellation a stock certificate representing 20,000 shares of the common stock of the Company and a warrant instrument to purchase up to 4,000 shares of the common stock of the Company. The Company, in return, cancelled the promissory note from Mr. Bagga to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits.

      EXHIBIT #      EXHIBIT NAME
      ---------      ------------

        3.1(i) Amended and Restated Certificate of Incorporation of the Issuer (Filed as Exhibit B to the Issuer's definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on June 4, 2001).
        3.2 By-laws of the Issuer (Filed as Exhibit 3(ii).1 to the Issuer's Registration Statement on Form 10-SB/12G filed with the Securities and Exchange Commission on August 2, 1999).
        3.3 Certificate of Designation May 4, 2001 designating 300,000 shares of Series A Special Voting Preferred Stock (Filed as
                    Exhibit 3.1 to the Issuer's Current Report on Form 8K filed with the Securities and Exchange Commission on May 22,
                    2001).
        3.4         Certificate of Designation dated May 4, 2001 designating two
                    (2) shares of Series B Preferred Stock (Filed as Exhibit 3.2 to the Issuer's Current Report on Form 8K filed with the Securities and Exchange Commission on May 22, 2001).
        4.1 iJoin Systems, Inc. 2001 Stock Option Plan (Filed as Exhibit A to the Issuer's definitive Information Statement on
                    Schedule 14C filed with the Securities and Exchange Commission on June 4, 2001).
        10.1        * Form of Convertible Note dated April 1, 2001
        10.2        * Form of Incentive Plan Option Agreement
        10.3        * Form of Non-Qualified Plan Option Agreement
        10.4        * Form of Warrant Agreement dated May 8, 2001

         * Filed herewith.

         (b)      Reports on Form 8-K

                  On May 22, 2001, the Company filed a Current Report on Form 8-K relating to Item 2, Acquisition or Disposition of Assets, in connection with the consummation of the Merger by and among the Company, iJoin, Inc. and IJC Acquisition Corp.

                  On July 12, 2001, the Company filed a Current Report on Form 8-K relating to Item 4, Change in Certifying Accountant, in connection with the dismissal of Dorra Shaw & Dugan, and the engagement of Grant Thornton, as the Company's certifying accountant.

                  On July 20, 2001, the Company filed an amended Current Report on Form 8-K/A relating to Item 7, Financial Statements, providing the requisite financial statements relating to the Merger by and among the Company, iJoin, Inc. and IJC Acquisition Corp.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 20, 2001                           iJoin Systems, Inc.


                                                 By: /s/ Raj Kapoor
                                                    ----------------------------
                                                     Chief Financial Officer
                                                     (duly authorized officer)