Form 10QSB
period 2001-09-30
I JOIN SYSTEMS INC
filed 2001-11-14
CIK 1073780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORTS OF SMALL BUSINESS ISSUERS


[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:        0-26901        .
                        ----------------------

                              iJOIN SYSTEMS, INC. .
                              --------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                      65-0869393
-----------------------------------------               ----------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)

               2505 Second Avenue, Suite 500, Seattle, WA 98121 .
               --------------------------------------------------
                    (Address of principal executive offices)

                                  206-374-8600
                                  ------------
                           (Issuer's telephone number)

         --------------------------------------------------------------.
         (Former Name and Former Address, if Changed Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X..No...

Applicable only to corporate issuers:

     As of October 31, 2001, the number of shares of common stock, par value $.0001 per share, outstanding was 5,929,288.

Transitional Small Business Disclosure Format (check one);  Yes..X..No...

                               IJOIN SYSTEMS, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page
PART I.        FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheets at September 30, 2001 (unaudited) and        F-1
   December 31, 2000

   Consolidated Statements of Operations for the three (3) months
   and nine (9) months ended September 30, 2001 and 2000 (unaudited)        F-2

   Consolidated Statements of Cash Flows for the nine (9) months
   ended September 30, 2001 and 2000 (unaudited)                            F-3

   Consolidated Statement of Stockholders' Equity for the nine (9)
   months ended September 30, 2001 (unaudited)                              F-4

   Notes to Consolidated Financial Statements                               F-5

Item 2.  Plan of Operations                                                   2

PART II. OTHER INFORMATION                                                    4

Item 2.  Changes in Securities and Use of Proceeds                            4

Item 6.  Exhibits and Reports on Form 8-K                                     4

SIGNATURES                                                                    5

Item 1.  Financial Statements
                               iJoin Systems, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                      September 30, 2001       December 31,
                                                                                          (unaudited)              2000
Current assets
  Cash                                                                                  $    56,793            $  585,257
  Accounts receivable                                                                       774,401               321,521
  Related party receivable                                                                   27,541                    --
  Finished goods inventory                                                                  108,721                    --
  Prepaid expenses and deposits                                                              90,442               345,905
                                                                                         ----------            ----------
       Total current assets                                                               1,057,898             1,252,683

Property and equipment, net                                                                 519,766               478,977

Other assets
  Goodwill, net                                                                             691,494                    --
  Other                                                                                      42,201                42,201
                                                                                         ----------            ----------
       Total assets                                                                     $ 2,311,359           $ 1,773,861
                                                                                        ===========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable                                                                      $ 1,700,004           $   311,163
  Accrued liabilities                                                                        81,302               189,580
  Deferred revenue                                                                          138,959                    --
  Deferred compensation                                                                       8,750                    --
  Shareholder loans                                                                         150,000                11,254
  Notes payable                                                                             574,000                    --
                                                                                        -----------           -----------

       Total current liabilities                                                          2,653,015               511,997

Convertible note payable                                                                         --             1,000,000

Stockholders' equity (deficit)
  Preferred stock, $0.0001 par value - authorized, 10,000,000 shares,
  liquidation value $750,000                                                                     30                    30
  Common stock, $0.0001 par value - authorized, 40,000,000 shares                               578                   538
  Additional paid-in capital                                                              8,178,635             3,222,799
  Deferred stock compensation                                                            (1,470,375)                   --
  Subscription receivable                                                                  (144,900)             (284,400)
  Accumulated deficit                                                                    (6,905,624)           (2,677,103)
                                                                                        -----------           -----------
                                                                                           (341,656)              261,864
                                                                                        -----------           -----------
       Total liabilities and stockholders' equity (deficit)                             $ 2,311,359           $ 1,773,861
                                                                                        ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                               iJoin Systems, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                              Three months ended September 30,     Nine months ended September 30,
                                              --------------------------------     -------------------------------
                                                  2001               2000              2001             2000
                                              --------------    -------------      ------------    ---------------
                                                                 (Development                         (Development
                                                                Stage Company)                       Stage Company)

Net sales                                      $ 1,687,729        $        --       $  3,376,236    $        --
Cost of sales                                    1,335,481                 --          2,452,838             --
                                               -----------        -----------       ------------    -----------

Gross profit                                       352,248                 --            923,398             --


Operating expenses
  Selling and marketing                            119,304                 --            344,187             --
  Research and development                              --             46,798              1,910         90,171
  General and administrative                     1,056,258            851,774          4,544,255      1,755,655
                                               -----------        -----------      ------------    ------------

      Total operating expenses                   1,175,562            898,572          4,890,352      1,845,826
                                               -----------        -----------      ------------    ------------

      Loss from operations                        (823,314)          (898,572)        (3,966,954)    (1,845,826)

Other income (expense)
  Interest                                          (1,462)            13,521           (265,596)        14,153
  Other, net                                            --               (660)             4,029        (10,674)
                                               -----------        -----------      ------------    ------------

      Net loss                                 $  (824,776)       $  (885,711)      $ (4,228,521)   $(1,842,347)
                                               ===========        ===========       ============    ===========

      Net loss per share - basic and diluted   $     (0.14)       $     (0.16)      $      (0.72)   $     (0.36)
                                               ===========        ===========       ============    ===========


   The accompanying notes are an integral part of these financial statements.

                                           iJoin Systems, Inc.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Nine month period ended September 30,
                                               (unaudited)


Increase (decrease) in cash                                                              2001              2000
                                                                                                       (Development
Cash flows from operating activities                                                                  Stage Company)
  Net loss                                                                         $ (4,228,521)      $  (1,842,347)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                                     211,171                  --
      Common stock issued for interest expense                                          254,000                  --
      Warrants issued for services                                                       43,500                  --
      Common stock issued for services                                                    5,000                  --
      Amortization of deferred compensation                                           1,195,206                  --
      Loss on disposal of assets                                                         23,538                  --
      Changes in operating assets and liabilities:
          Accounts receivable and related party receivable                             (480,421)                 --
          Deferred compensation                                                           8,750                  --
          Finished goods inventory                                                         (890)                 --
          Prepaid expenses and deposits                                                 250,866             (43,116)
          Accounts payable                                                            1,377,587             247,929
          Accrued liabilities                                                           (86,291)             27,924
          Deferred revenue                                                              138,959                  --
                                                                                   ------------       -------------
        Net cash used in operating activities                                        (1,287,546)         (1,609,610)


Cash flows from investing activities
  Cash paid for assets of Right! Systems' Boise TRB assets                             (309,593)                 --
  Purchases of property and equipment                                                   (32,359)           (136,971)
  Proceeds from the sale of property and equipment                                        3,034                  --
                                                                                   ------------       -------------

        Net cash used in investing activities                                          (338,918)           (136,971)


Cash flows from financing activities
  Proceeds from notes payable, less issuance costs                                      732,500           1,000,000
  Proceeds from shareholder loans                                                       150,000                  --
  Proceeds from sale of common stock                                                    215,500                  --
  Net proceeds from issuance of preferred stock                                              --           2,629,000
                                                                                   ------------       -------------

        Net cash provided by financing activities                                     1,098,000           3,629,000
                                                                                   ------------       -------------

  Net increase (decrease) in cash                                                      (528,464)          1,882,419

  Cash at beginning of period                                                           585,257                  --
                                                                                   ------------       -------------

  Cash at end of period                                                            $     56,793        $  1,882,419
                                                                                   ============        ============

Supplemental non-cash investing and financing activities:
  Issuance of preferred stock for purchase of Right! Systems' Boise TRB assets     $    687,693        $         --
  Conversion of note payable and accrued interest to common stock                  $  1,065,602        $         --
  Preferred stock issued or subscription receivable                                $         --        $     99,900
  Warrants issued in connection with converible debt                               $         --        $     77,908



   The accompanying notes are an integral part of these financial statements.

                               iJoin Systems, Inc.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                      Nine months ended September 30, 2001
                                   (unaudited)

                                                                    Preferred stock             Common stock           Additional
                                                                ----------------------      -------------------        paid - in
                                                                Shares          Amount      Shares       Amount         capital
                                                                ------          ------      ------       ------        ----------

Balance at January 1, 2001 (development stage company)         300,000       $    30        5,384,820    $   538      $ 3,222,799

Conversion of special voting common shares to Preferred
A special shares                                                     2            --          (30,000)       (30)              30

Conversion of note payable to common stock                          --            --          213,121         21        1,065,581

Conversion of note payable to common stock                          --            --           40,000          4          253,996

Common stock issued for purchase of Right! Systems
Boise assets                                                        --            --          260,000         26          687,667

Proceeds received for stock subscription receivable                 --            --               --         --               --

Conversion of note payable to common stock, less
issuance costs of $21,500                                           --            --           64,800          6          158,494

Issuance of common stock                                            --            --           15,547          2           70,998

Issuance of common stock for services                               --            --            1,000          1            4,999

Issuance of warrants for services                                   --            --               --         --           43,500

Stock options granted to employees with exercise prices
below fair value                                                    --            --               --         --        2,665,581

Amortization of deferred stock compensation                         --            --               --         --               --

Exercise of warrants for common stock at $0.05 per share            --            --          100,000         10            4,990

Net loss                                                            --            --               --         --               --

Balance at September 30, 2001                                  300,002       $    30        6,049,288    $   578      $ 8,178,635


                                                                 Deferred
                                                                  stock         Subscription   Accumulated
                                                                compensation     receivable      deficit          Total
                                                                ------------    ------------   -----------        -----

Balance at January 1, 2001 (development stage company)         $         --    $  (284,400)   $(2,677,103)   $   261,864

Conversion of special voting common shares to Preferred
A special shares                                                         --             --             --             --

Conversion of note payable to common stock                               --             --             --      1,065,602

Conversion of note payable to common stock                               --             --             --        254,000

Common stock issued for purchase of Right! Systems
Boise assets                                                             --             --             --        687,693

Proceeds received for stock subscription receivable                      --        144,500             --        144,500

Conversion of note payable to common stock, less
issuance costs of $21,500                                                --             --             --        158,500

Issuance of common stock                                                 --             --             --         71,000

Issuance of common stock for services                                    --             --             --          5,000

Issuance of warrants for services                                        --             --             --         43,500

Stock options granted to employees with exercise prices
below fair value                                                 (2,665,581)            --             --             --

Amortization of deferred stock compensation                       1,195,206             --             --      1,195,206

Exercise of warrants for common stock at $0.05 per share                 --         (5,000)            --             --

Net loss                                                                 --             --     (4,228,521)    (4,228,521)

Balance at September 30, 2001                                  $ (1,470,375)   $  (144,900)   $(6,905,624)   $  (341,656)


    The accompanying notes are an integral part of this financial statement.

                               iJoin Systems, Inc.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                   (unaudited)


The unaudited interim financial statements of iJoin Systems, Inc. (Company) as of September 30, 2001, and for each of the three-month and nine-month periods ended September 30, 2001 and 2000, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements of the iJoin Systems, Inc., enclosed herein, as of December 31, 2000, and the audited carved-out financials of Right! Systems, Inc. Boise, Idaho Technology Resale Business, filed in the Company's Form 8K/A on July 20, 2001.


                                1. Presentation

Effective May 7, 2001, iJoin entered into an Agreement and Plan of Merger (Acquisition) with Tech Creations, Inc. (Tech), a non-operating public shell company. As a result of the Acquisition, all of iJoin's issued and outstanding shares of common and preferred stock, with the exception of Series B preferred stock, were exchanged for Tech's common stock at a 5 to 1 ratio. In conjunction with the Acquisition, the then shareholders of iJoin, Inc. appointed all three of the Company's to the Board of Directors. The new Board of Directors and former management of iJoin, Inc. assumed control of the operations and management of the resulting company, iJoin Systems, Inc. The Acquisition resulted in the owners and management of iJoin having effective operating control of the combined entity.

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

Accordingly, the financial statements of Tech as of and for the three-months and nine-months ended September 30, 2001, are the historical financial statements of iJoin and have been adjusted for the share exchange contained in the Agreement and Plan of Merger as follows:

                               iJoin Systems, Inc.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                   (unaudited)

     (a) Every five shares of iJoin common (including those shares issuable upon conversion of iJoin Series A and Series C preferred stock but excluding 1,500,000 shares of Series B preferred stock) issued and outstanding was automatically converted into the right to receive one share of Tech common stock. The 1,500,000 shares of Series B preferred stock were exchanged for 300,000 shares of preferred stock of Tech. The common stock and preferred stock exchanged, in addition to the existing Tech shares outstanding, collectively resulted in the recapitalization of the Company.

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

As a result of the acquisition of the assets of Right! Systems, Inc. Boise, Idaho Technology Resale Business, the Company is no longer considered a development stage company. The Statement of Operations for the three and nine months ended September 30, 2001 includes the operations of Right! Systems, Inc. Boise, Idaho Technology Resale Business beginning on the acquisition date of February 6, 2001. Goodwill representing the excess of cost over the fair value of net assets acquired is being amortized over its estimated useful life of 10 years.

2. Management Plans
-------------------

As of September 30, 2001, the Company had an accumulated deficit of $341,656 and a deficit in working capital of $1,595,117. The Company incurred a net loss of $4,228,521 for the nine months ended September 30, 2001. To date, the Company has financed the majority of its operations and acquisitions through the net proceeds from its equity offerings and through borrowings. The Company is actively pursuing new investment capital into the Company to support operations and for proposed acquisitions. These financings will take the form of equity, convertible debentures and other types of debt. Management believes that the Company will be able to raise sufficient future investment in order to meet its obligations as they become due including those of its subsidiary and its planned acquisition as discussed in note 8. However, there is no certainty that the Company will be able to raise sufficient capital to fund its operations or to finance its expansion plans.

3. Revenue Recognition
----------------------

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

4. Accounts Receivable
   -------------------
                               iJoin Systems, Inc.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                   (unaudited)

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is provided. Should amounts become uncollectible, they will be charged to operations when that determination is made.

5. Inventories
--------------

Inventory is valued at the lower of cost or market utilizing the first-in, first-out (FIFO) cost basis. Inventory consists primarily of computer hardware and parts.

6. Loss Per Share
-----------------

Basic loss per share is based on the weighted average number of common shares outstanding during the period. The weighted average shares for computing basic loss per share were 5,992,621 and 5,384,820 for the three-months ended September 30, 2001 and 2000, respectively, and 5,912,842 and 5,156,912 for the nine-months ended September 30, 2001 and 2000, respectively. Diluted loss per share includes the effect of all potentially dilutive common stock issuances. Diluted loss per share is not presented because the effect would be anti-dilutive. At September 30, 2001 and 2000, there were 995,313 and 590,440, respectively, shares of common stock issuable upon exercise of stock options and warrants then outstanding.

7. Deferred Stock Compensation
   ---------------------------

In connection with the reverse acquisition, the Company granted options to employees with exercise prices below the market value of the Company's common stock. Accordingly, the Company recognized deferred stock compensation of $2,665,581 based on the difference between the market value of the Company's stock and the exercise price of the options. For the three-months and nine-months ended September 30, 2001, the Company recognized stock compensation expense of approximately $227,700 and $1,195,200, respectively, in conjunction with the vested options.

8. New Authoritative Accounting Pronouncements
   -------------------------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of SFAS 141 will not have an impact on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The
                               iJoin Systems, Inc.

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                   (unaudited)

provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001, with earlier application permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have previously been issued. The statement is required to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The initial application of SFAS 142 will result in the Company no longer amortizing its goodwill.

9. Letter of Intent
-------------------

On May 1, 2001, the Company entered into a letter of intent to acquire a company that engages in the business of developing information technology solutions in exchange for cash and shares of the Company's common stock. As of September 30, 2001, the Company was still negotiating the terms of any proposed acquisition. There can be no assurances that acceptable terms can be agreed upon, or that any proposed acquisition will be consummated.

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

Overview

     iJoin Systems, Inc. (the "Company" or "iJoin") was incorporated on October 8, 1998, as Tech-Creations, Inc. The Company changed its name to iJoin Systems, Inc. effective May 7, 2001, in connection with the merger (the "Acquisition") by and among the Company, iJoin, Inc. and IJC Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company formed for purposes of the Acquisition ("IJC"). Pursuant to the Acquisition, iJoin, Inc. became a wholly-owned subsidiary of the Company. iJoin, Inc. was incorporated on January 6, 2000 for the purpose of developing an "intelligent business Web" to streamline information technology (IT) processes and automatically integrate disparate vendors into a single source. A single source provider enables IT professionals to procure, deploy, and maintain custom solutions and lower their total cost of technology ownership. As of September 30, 2001, the intelligent business web development has not yet been completed.

Plan of Operations

     The Company has incurred recurring losses from operations and has a total accumulated deficit of $6,905,624 at September 30, 2001. The continued development of the Company's technology and products will not only require a commitment of substantial funds, but will require additional capital for new versions of the technology as new partners are introduced. However, the rate at which the Company expends its resources is variable, may be accelerated, and will depend on many factors.

     During the quarter ended September 30, 2001, the Company raised a total of $324,000, in the form of a loan, for an aggregate of $948,000 raised in equity and debt financings as of September 30, 2001. The Company will need to raise substantial additional capital to fund the expansion of its operations and may seek such additional funding through public or private equity or debt financing. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

     The Company had $56,793 cash on hand as of September 30, 2001. However, the Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and the success of its future operations. The Company plans to raise the capital required to sustain operations and seek potential acquisitions to complement its business strategy. The Company is currently in discussions with several groups regarding funding. There can be no assurances that the Company will be able to obtain funding on terms acceptable to the Company, or that it will be able to obtain funding at all.

     In addition to sustaining its operations, the Company intends to raise additional capital required to acquire business operations and assets consistent with its business plan. It is the Company's strategy to acquire systems integrators perceived as profitable or as producing sufficient revenues, which acquisition(s) would enable the Company to capitalize on the long-standing, entrenched customer relationships of any acquired business as well as increased geographic diversification. Management believes that most of these systems integrators typically only supply a portion of the IT solutions required by their customers. By leveraging these acquisitions, and taking advantage of synergies and perceived cost savings, it is the Company's intention to use its existing technology and strategic partnerships to capture a share of the remaining IT solution needs of such customers and realize increased gross margins. As part of this strategy, the Company, on May 1, 2001, entered into a letter of intent to acquire a company that engages in the business of developing IT solutions in exchange for cash and shares of the Company's common stock. As of September 30, 2001, the Company was still negotiating the terms of any proposed acquisition. There can be no assurances that acceptable terms can be agreed upon, or that any proposed acquisition will be consummated.

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

PART II - OTHER INFORMATION

Item 2. Changes In Securities And Use Of Proceeds
        -----------------------------------------

     On August 24, 2001 the Company issued 100,000 shares of the common stock of the Company upon the exercise, at an exercise price of $.05 per share, of that warrant dated as of January 6, 2000 between iJoin, Inc. and an individual investor. The issuance of such shares was based, in part, upon representations and warranties of such individual, including a representation as to its status as an "accredited" investor (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act")). This sale was exempt from the registration requirements of the Securities Act pursuant to Regulation D promulgated by the Securities and Exchange Commission (the "SEC") under section 4(2) of the Securities Act.

     On July 9, 2001 the Company issued to two members of its Board of Directors options to purchase up to 20,000 shares of the common stock of the Company pursuant to the Company's 2001 Stock Option Plan. The options are exercisable at a price of $11.00 per share, and were issued as compensation for their serving on the Board.

Item 6. Exhibits And Reports On Form 8-K
        --------------------------------

(a)  Exhibits:

            None.

(b)  Reports on Form 8-K:

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

          On September 27, 2001, the Company filed an amended Current Report on Form 8-K/A relating to Item 8, Change in Fiscal Year, announcing its decision, in connection with the Merger by and among the Company, iJoin, Inc. and IJC Acquisition Corp., to adopt a fiscal year end of December 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2001                iJoin Systems, Inc.


                                        By: /s/ Raj Kapoor
                                            ------------------------------------
                                                 Raj Kapoor
                                                 Chief Financial Officer
                                                 (duly authorized officer)