Form 10KSB
period 2001-12-31
I JOIN SYSTEMS INC
filed 2002-04-16
CIK 1073780

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number     0-26901
                       -------------

                               IJOIN SYSTEMS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            DELAWARE                                65-0869393
-----------------------------------     ----------------------------------
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)
         1307 S. Maple Grove
           Boise, ID 83709
               U.S.A.                                 83709
-----------------------------------     ----------------------------------
(Address of principal                              (Zip Code)
executive offices)

Issuer's telephone number, including area code: 208-472-6095

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $.0001 par value

Securities registered under Section 12(g) of the Exchange Act: _______

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] =

         The registrant's net revenues were $4,613,733 for the fiscal year ended December 31, 2001.

         The aggregate market value as at April 9, 2002 of the common stock of the registrant, its only class of voting stock, held by non-affiliates was approximately $700,619 (common stock outstanding x mkt price) calculated on the basis of the price of the last trade of the registrant's common stock, as reported by the OTC Bulletin Board on April 9, 2002. Such market value excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

         The number of shares outstanding of the issuer's common stock as at April 9, 2002 was 6,369,288.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                              CAUTIONARY STATEMENT

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this report, including, without limitation, statements contained under the captions "Item 1. Description of Business" and "Item 6. Plan of Operation", and such other statements, except historical facts, regarding the Company's financial position, business strategy and plans of management for future operations are "forward looking statements" within the meaning within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which include, but are not limited to, words such as "expect", "believe", "anticipate", "estimate", "plan", "project", "strategy" and "intend" are based on management's beliefs and assumptions, and on information currently available to management and involve certain known and unknown risks, uncertainties and other factors which may cause these statements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include, among others, the Company's ability to finance its operations and the ability to obtain such financing, uncertainties relating to the integration of acquired businesses and operations, the Company's ability to successfully implement its business plan; potential fluctuations in financial results, dependence on product development, rapid technological and market change, failure to complete the manufacture of products on schedule and on budget, uncertainties relating to business and economic conditions in markets in which the Company operates or which relate to customer plans and commitments; dependence on intellectual property rights; the competitive environment in which the Company operates and such other risks as detailed from time to time in the Company's periodic reports filed with the United States Securities and Exchange Commission and other regulatory authorities.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.


GENERAL

         Tech-Creations, Inc. (the "Company"), a Delaware corporation, was incorporated on October 8, 1998. The Company changed its name to iJoin Systems, Inc. effective May 7, 2001, in connection with the merger (the "Acquisition") by and among the Company, iJoin, Inc. and IJC Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company formed for purposes of the Acquisition ("IJC"). Pursuant to the Acquisition, iJoin, Inc., as the surviving corporation, became a wholly-owned subsidiary of the Company. iJoin, Inc. (formerly "iJoin.com, Inc.") was incorporated on January 6, 2000 for the purpose of developing an "intelligent business Web" ("b-Web") to streamline information technology (IT) processes and automatically integrate disparate vendors into a single source. A single source provider enables IT professionals to procure, deploy, and maintain custom solutions and lower their total cost of technology ownership. As of December 31, 2001, the intelligent business web development has not yet been completed.

         The recent drastic economic downturn and the unfortunate September 11 event have caused a severe disruption to iJoin's business. In response, the Company took measures to control costs and protect its bottom line. Consequently, research and product development activities have been temporarily suspended until the market improves and additional funding is obtained. More emphasis has been placed on the Company's acquisition strategy of consolidating profitable system integrators. This approach is expected to improve the Company's bottom line and allow the Company to be well positioned for launching its Intelligent B-Web when development efforts resume.


BUSINESS STRATEGY

         The Company is based in Boise, Idaho and is developing a first-to-market Intelligent Business WebSM (B-Web), offering integrated Web services for the Information Technology (IT) marketplace. The Intelligent B-Web is intended to streamline IT processes, automatically integrating disparate vendors into a single source. A single source provider is expected to enable IT professionals to procure, deploy and maintain custom solutions and lower their total cost of technology ownership. As of December 31, 2001, the development of the intelligent B-web development has not yet been completed.

          In order to maximize the Intelligent B-Web's growth, the Company plans to acquire systems integrators perceived as profitable or as producing sufficient revenues, which acquisitions would enable the Company to capitalize on the long-standing, entrenched customer relationships of any acquired business as well as increased geographic diversification. Management believes that most of these system integrators typically only supply a portion of the IT solutions required by their customers. By leveraging these acquisitions, and taking advantage of synergies and perceived cost savings, it is the Company's intention to capture a share of the remaining IT solution needs of such customers and realize increased gross margins. Accordingly, in February 2001, the Company (through iJoin, Inc.) acquired Right! Systems of Idaho ("Right! Systems"), a management services company that currently provides business driven, multi-vendor IT solutions to approximately 300 customers, including Hewlett Packard and Boise Cascade. However, due to the recent economic downturn, Right! Systems has suffered losses and there can be no assurance that Right! Systems will become profitable and produce positive cash flows. On December 11, 2001, the Company entered into a letter of intent to acquire Ashlin Computer Corporation, a systems integrator. As of April 2002, the letter of intent was extended by amendment and the Company was still negotiating the terms of the proposed acquisition.


MARKET

         Information Technology is the lifeline of the modern corporation; administering the typical IT infrastructure is complex and inefficient. A considerable time is spent by IT support staff on administering, procuring, integrating, configuring, and coordinating products and services from an increasing number of disparate vendors. IT professionals continually seek products and services that save time and money supporting their information systems.

         To date, technology has been the primary limiting factor for B-Webs. The emergence of XML as a key enabling technology in B-Webs has created an opportunity to assist IT professionals with research, procurement, deployment, maintenance and disposition.


TECHNOLOGY

         Web services are software components that represent business functionality accessible by users--via applications or another Web service--using standard protocols. More importantly, a Web service may combine several applications that a user needs, such as the various pieces of a supply-chain architecture. To provide Web services, IT vendors have begun to open their systems and communicate with each other through XML. XML is a subset of the Standard Generalized Mark-up Language (SGML) and is a similar tag-based cousin of HTML, another SGML subset. While HTML tags tell the browser how to display the elements on a Web page, XML tags specify what those elements are. As a result, XML provides a flexible way to create common data formats by separating the presentation of the data from the data itself.

PRODUCT DEVELOPMENT

         Because of the complexity inherent in forming strategic partnerships, integrating them with cutting-edge XML technologies and then developing industry-specific XML business logic, the rollout of the Company's Intelligent B-Web will happen in three stages. With the completion of each stage, the Intelligent B-Web grows more robust and the range of possible solutions becomes more comprehensive as the Company refines the capabilities of the XML Logic Engine.

         As of December 31, 2001, the intelligent business web development has not yet been completed. However, due to the deteriorated market conditions, research and development activities have been temporarily suspended until the market improves and additional funding is obtained.


CURRENT PRODUCTS & SERVICES

         Right! Systems of Idaho, a systems integrator, was acquired as part of the Company's acquisition strategy. Through this subsidiary, the Company provides business-driven, multi-vendor IT solutions to clients nationwide. The Company helps clients lower their total cost of technology ownership with a single, integrated source for IT products and services throughout the product lifecycle. Products and services include CPUs, peripherals, networking, accessories, and software and network services.

         The Company helps clients manage the complexity of distributed environments with integrated services that manage the lifecycle of information and telecommunication technology. The technology lifecycle includes: planning, procurement, integration, support and management.

         Due to the current economic downturn, the Company has sustained losses. Profitability is dependent on the Company being able to raise sufficient financing to acquire additional businesses and to increase operations at Right! Systems.


BUSINESS ACQUISITIONS

         IJOIN, INC.

         On May 7, 2001, IJC Acquisition Corp., a newly created subsidiary of the Company, merged with and into iJoin, Inc., a Delaware corporation ("iJoin"), and iJoin, as the surviving corporation, became a wholly-owned subsidiary of the Company. In conjunction with the merger transaction (the "Acquisition"), the Company changed its name from "Tech Creations, Inc." to "iJoin Systems, Inc.". As a result of this Acquisition, all of iJoin, Inc.'s issued and outstanding shares of common stock and, after the conversion, the preferred stock, with the exception of Series B preferred stock, were exchanged for the common stock of the Company at a 5 to 1 ratio and the Company changed its name to iJoin Systems, Inc. The Acquisition resulted in the stockholders and management of iJoin, Inc. being granted effective operating control of the combined entity. Pursuant to the 5:1 exchange ratio used in the Acquisition, every five shares of iJoin, Inc. common stock issued and outstanding at the effective time of the Acquisition was automatically converted into the right to receive one share of the common stock of the Company. By its terms, the Acquisition also provided for the Company to issue (i) to the holders of the Series B preferred stock of iJoin, Inc., 300,000 shares of the Company's convertible Series B Preferred Stock (convertible into 300,000 shares of the Company's common stock) and (ii) to the holders of the shares of special voting stock of iJoin, Inc., 2 shares of the Company's convertible Series A Special Voting Preferred Stock, representing an aggregate of 30,000 shares of the Company's common stock issuable upon the exchange of certain exchangeable shares of the Canadian subsidiary of iJoin, Inc. In addition, the Company assumed outstanding warrants and options of iJoin, Inc.

         RIGHT! SYSTEMS, INC.

         On February 7, 2001, the Company (through iJoin, Inc.) acquired certain assets and assumed certain liabilities of the Idaho operations of Right! Systems, Inc. for a purchase price of $1,000,000. Consideration paid included $312,307 in cash and 1,300,000 shares of the iJoin, Inc.'s Series C convertible preferred stock, which were converted into 260,000 shares of the Company's common stock pursuant to the May 7, 2001 Acquisition. Net assets acquired consisted primarily of inventory, other current assets, property and equipment and accrued liabilities. The transaction was accounted for under the purchase method of accounting. Right! Systems of Idaho is a technology management services company, providing business-driven, multi-vendor IT solutions to clients worldwide.


         ASHLIN COMPUTER CORPORATION

         On December 11, 2001, the Company entered into a letter of intent to acquire Ashlin Computer Corporation ("Ashlin"), a company that engages in the business of developing information technology solutions, in exchange for cash and shares of the Company's common stock. Ashlin is a systems integrator that is expected to serve Company's east coast customers. As of April 2002, the letter of intent was extended by amendment and the Company was still negotiating the terms of the proposed acquisition. There can be no assurances that acceptable terms can be agreed upon, or that any proposed acquisition will be consummated.


COMPETITION

         The Company's information technology market is highly competitive, is changing rapidly, and is significantly affected by new product and service introductions. Barriers to entry into this market are relatively low, and we expect that competition will intensify in the future. The market environment in which we operate is extremely dynamic and is characterized by constantly evolving standards and new market entrants. Competitors include a wide variety of companies and organizations, many with greater financial and technical resources than the subsidiary. There can be no assurance that Company will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on the Company's business, operating results and financial condition.


GOVERNMENT REGULATION; GOVERNMENT APPROVAL

         The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, due to the increasing popularity of and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to issues such as the protection of databases, user privacy, pricing and characteristics and quality of products and services. The adoption of laws or regulations in the future may decrease the growth of the Internet, which in turn could decrease the demand for the Company's services and products and increase the Company's costs of doing business or otherwise have an adverse effect on the Company's business, operating results and financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain and could expose it to substantial liability, for which the Company might not be indemnified.

         Due to the global nature of the Internet, it is possible that the governments of various states of the United States or foreign countries may attempt to regulate the Company's transmissions or to prosecute us for violations of their laws. Violations of local laws may be alleged or charged by state or foreign governments. We could unintentionally violate these laws and these laws could be modified, or new laws enacted, in the future. It is also possible that states or foreign countries may seek to impose sales taxes on out-of-state companies that engage in commerce over the Internet. In the event that states or foreign countries succeed in imposing sales or other taxes on Internet commerce, the growth of the use of the Internet for commerce could slow substantially.


RESEARCH AND DEVELOPMENT COSTS

         The Company has not incurred significant research and development costs. All expenses relating to the costs incurred during the preliminary project stage is expensed by the Company as incurred. Once research and development activities are resumed, the Company expects to incur significant costs to compute its Intelligent Business' Web(SM).

         Due to the deteriorated market conditions, research and development activities have been temporarily suspended until the market improves and additional funding is obtained. As such, The Company does not expect to have to purchase or sell any significant equipment or facilities. The Company does not expect to have any significant changes in the number of employees.


INTELLECTUAL PROPERTY

         Other than the servicemark applications for Intelligent Business WebSM and XML Logic EngineSM, the Company currently has no registered or pending patents or trademarks nor any licenses, franchises, concessions or royalty agreements.


EMPLOYEES

         As of April 9, 2002, the Company had 16 full time employees and 2 part time employees. None of its employees is represented by a labor union or are covered by a collective bargaining agreement. Competition for qualified personnel in our industry is intense, particularly among software development and other technical staff. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.


ITEM 2.  DESCRIPTION OF PROPERTIES.

         The Company has an office located at 1307 S. Maple Grove Boise, ID 83709 USA. The office is leased by Sundance Properties, which lease ends July 31, 2002 and provides for rent payments of $175,281.80 per year

         The Company does not own any real property.


ITEM 3.  LEGAL PROCEEDINGS.

         Management does not have knowledge of any material litigation pending, threatened or contemplated, or unsatisfied judgments against the Company or its affiliates, or any proceedings in which the Company or its affiliates is a party. Similarly, management is without knowledge as to any legal actions pending or threatened or judgments entered against the Company's executive officers and directors in their capacity as such, other than to the extent such individuals are named in the above actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the vote of the holders of the Company's securities during the fourth (4th) quarter ended December 31, 2001.

                                     PART II


ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


MARKET PRICE OF THE COMPANY'S COMMON STOCK

         The Company's common stock is currently quoted on the OTC Bulletin Board under the symbol "IJON.OB"

         The following table sets forth the closing prices for the common stock during the periods indicated, as reported by the OTC Bulletin Board since May 8, 2001. Prior to such date, the common stock traded under the symbol "TCCT". The bid prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns, or commissions and do not necessarily reflect actual transactions. To our knowledge, prior to the Acquisition consummated May 7, 2001, no broker dealer made an active market or regularly submitted quotations for our common stock. During this period, there were only an infrequent number of trades and virtually no trading volume.

         YEAR ENDING DECEMBER 31, 2000                  COMMON STOCK
         -----------------------------                  ------------
                                                     PRICE HIGH      PRICE LOW
                                                     ----------      ---------
         First Quarter                             N/A                N/A
         Second Quarter                             $0.125             $0.125
         Third Quarter                              $0.125             $0.125
         Fourth Quarter                             $0.125             $0.125

         YEAR ENDING DECEMBER 31, 2001
                                                     PRICE HIGH      PRICE LOW
         First Quarter                             $0.125              $0.125
         Second Quarter (ending May 7, 2001)       $0.125              $0.125
         Second Quarter (commencing May 7, 2001)   11.00                3.00
         Third Quarter                             10.20                1.10
         Fourth Quarter                             2.10                0.38

         YEAR ENDING DECEMBER 31, 2002
                                                     PRICE HIGH      PRICE LOW
         First Quarter                              0.16                0.14

         As of April 9, 2002, the Company had 6,369,288 shares of common stock outstanding held by approximately 175 record holders.


DIVIDEND POLICY

         The Company has never declared or paid a cash dividend on our common stock. It is its present policy to retain earnings, if any, to finance the development and growth of its business. Accordingly, the Company does not anticipate that cash dividends will be paid until its earnings and financial condition justify such dividends, and there can be no assurance that the Company can achieve such earnings.

RECENT SALES OF UNREGISTERED SECURITIES

         No sales of unregistered securities occurred in the fourth quarter 2001. However there were shares sold after the year-end. The transaction is described below.

         On January 25, 2002, the Company granted to an individual a stock option (the "Option") to purchase up to 40,000 shares of Common Stock for and in consideration of services performed on behalf of the Company by the individual, which Option has been exercised at an exercise price of $.001 per share. The issuance of the Option and the Common Stock issued upon exercise of the Option was based, in part, upon representations and warranties of such individual, including a representation as to his status, together with his purchaser representative, as an "accredited" investor (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act")). This sale was exempt from the registration requirements of the Securities Act pursuant to Regulation D promulgated by the Securities and Exchange Commission (the "SEC") under Section 4(2) of the Securities Act.


ITEM 6.  PLAN OF OPERATION.


PLAN OF OPERATION

          The Company will need to raise additional capital to fund (i) the reduction of liabilities, (ii) operations and (iii) future acquisitions. It is anticipated that the Company will seek such additional funding through public or private equity or debt financing. To improve existing operations, the Company intends to take various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue operating in the subsequent year. Since Q4, 2001, Management has devoted considerable efforts towards improving the sales and management of cash flow and will continue these efforts during the next 12 months. Recently, the Company was actively involved in the "Business Agent Programs" with both Hewlett-Packard and Compaq, under which arrangements the customer orders and payments go directly to the manufacturers and the Company only invoices the margin that is paid to it by the manufacturer. As such, the Company expects its revenues for the three months ending March 31, 2002 to be approximately $1.2 million. The Company also expects revenues to increase later in 2002 by reason of its business strategy of acquiring additional businesses, which is dependent on the Company raising additional funds. The Company anticipates a decrease of expenses associated with research and product development and the closing of the Company's Seattle operations. As a result of these efforts, management projects that the Company's operating expenses for fiscal year 2002 to be approximately 33% of that for the year ended December 31, 2001.

         The Company intends to raise additional capital required to acquire business operations and assets consistent with its roll-up strategy. It is the Company's strategy to acquire systems integrators perceived as profitable or as producing sufficient revenues, which acquisitions would enable the Company to capitalize on the long-standing, entrenched customer relationships of any acquired business as well as increased geographic diversification. Management believes that most of these system integrators typically only supply a portion of the IT solutions required by their customers. By leveraging these acquisitions, and taking advantage of synergies and perceived cost savings, it is the Company's intention to capture a share of the remaining IT solution needs of such customers and realize increased gross margins. As part of this strategy, the Company, on December 11, 2001, entered into a letter of intent to acquire Ashlin Computer Corporation.

         The combination of anticipated revenue growth, reduction of expenses, financing and acquisition strategies, and improved market conditions are expected to improve the operating and financial results for the Company's fiscal year 2002.


RESULTS OF OPERATIONS

   COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

         The Company recorded net revenues of $4,613,733 in the year ended December 31, 2001, compared to net revenues of $0 in the prior year. In fiscal year 2000, the Company was a development stage company and did not have any revenues. In February 2001, the Company acquired a system integrator, which accounted for the increase in revenues for fiscal year 2001. Accordingly, cost of sales also increased to $3,498,050 in fiscal year 2001 from $0 in 2000. The general softness in the IT services market negatively impacted fiscal year 2001 revenues and gross profit levels.

         Selling and marketing expenses was $512,355 for the year ended December 31, 2001, compared to $123,719 in year ended December 31, 2001. This increase of $388,636 reflects the additional marketing cost relating to the acquired company (i.e. Right! Systems of Idaho).

         Research and development expense was $4,406 for the year ended December 31, 2001 compared to $82,105 for the year ended December 31, 2000. This decrease in expense reflects the reduction in R&D activities.

         For the year ending December 31, 2001, general and administration expenses were $6,286,438 compared to general and administration expenses of $2,367,760 in the prior year. The $3,918,678 increase in general and administration expenses was primarily related to increased product development efforts and the added cost of maintaining operations at multiple locations. However, in light of the recent economic downturn and the unfortunate events of September 11, 2001, the Company took measures to control costs and protect its bottom line. By the end of the fiscal year 2001, the Company had significantly reduced operating costs by closing its Seattle operations and suspending development efforts until market conditions improve. In December 2001, the Company reduced its property and equipment due to the closure of the Seattle office and goodwill related to the Right! System acquisition to their estimated fair values, which resulted in an impairment write-down and write-off totaling approximately $295,000 and $673,000, respectively. This reduction has also been included in general and administrative expense for year 2001. The non-cash stock based component of the general and administration expenses increased from $71,458 in year 2000 to $1,091,085 in year 2001. This increase was primarily attributed to the amortization of deferred compensation in fiscal year 2001.

         The interest - non-cash stock based compensation was $254,000 for the year ended December 31, 2001, compared to $77,908 for the year ended December 31, 2000. The $77,908 expense for fiscal year 2000 relates to the issuance of common stock warrants for a certain convertible debt. The $254,000 expense for fiscal year 2001 relates to issuance of common stock as an inducement to convert a note payable to common stock.

         For the year ending December 31, 2001, interest expense-other was $7,625 compared to interest expense-other of $56,944 in the prior year. This $49,319 reduction reflects the decrease in notes payable in year 2001.

         Other expenses were $1,673 for the year ended December 31, 2001, compared to other income of $30,793 for the year ended December 31, 2000.

         Loss from operations and net loss increased to $5,687,516 and $5,950,814 for the year ended December 31, 2001 compared to $2,573,044 and $2,677,103 for the year ended December 31, 2000, respectively. This increase in loss is largely attributed to an increase in operating expenses. These increased operating costs relate to (i) increased product development efforts, (ii) the added cost of maintaining operations at multiple locations, (iii) increased non-cash expense (i.e. amortization of deferred compensation and interest - non-cash stock based compensation) and (iv) the write-off of certain assets due to the closing of the Seattle operation and impairment write-off of goodwill. The general softness in the IT services market also negatively impacted year 2001 revenues which in turn increased the Company's loss from operations and net loss.


LIQUIDITY AND CAPITAL RESOURCES

         Sources of capital during fiscal year 2001 included (i) $4,613,733 in net revenues generated through the Company's subsidiary, Right! Systems of Idaho, and (ii) funds, in the aggregate amount of $1,129,229 raised through equity and debt financing.

         At December 31, 2001, the Company had $27,645 in cash. On January 5, 2002, the Company obtained a $200,000 line of credit from a Hong Kong investment company. The Company is currently in negotiation to increase the line of credit by an additional $200,000. The Company will need to raise additional capital to reduce liabilities, and fund its operations and future acquisitions. It is anticipated that it will seek such additional funding through public or private equity or debt financing.

         As a result of its significant product development, customer support, and selling and marketing efforts, the Company has required substantial working capital to fund its operations. Management believes that the Company has sufficient working capital available under its operating plan to fund its operations and capital requirements through at least December 31, 2002. Any substantial inability to achieve the current business plan could have a material adverse impact on the Company's financial position, liquidity, or results of operations and may require the Company to reduce expenditures and/or seek additional financing to enable it to continue operations through December 31, 2002.


NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after September 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 did not have an impact on the Company's consolidated financial statements.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not been previously issued. The statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The adoption of SFAS 142 is not expected to have an impact on the Company's consolidated financial statements.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring

Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the potential effect of the intial application of the SFAS 144 on its consolidated financial statements.


ACQUISITIONS

         IJOIN, INC.

         On May 7, 2001, IJC Acquisition Corp., a newly created subsidiary of the Company, merged with and into iJoin, Inc., a Delaware corporation ("iJoin"), and iJoin, as the surviving corporation, became a wholly-owned subsidiary of the Company. In conjunction with the merger transaction (the "Acquisition"), the Company changed its name from "Tech Creations, Inc." to "iJoin Systems, Inc." As a result of this Acquisition, all of iJoin, Inc.'s issued and outstanding shares of common stock and, after the conversion, the preferred stock, with the exception of Series B preferred stock, were exchanged for the common stock of the Company at a 5 to 1 ratio and the Company changed its name to iJoin Systems, Inc. The Acquisition resulted in the stockholders and management of iJoin, Inc. being granted effective operating control of the combined entity. Pursuant to the 5:1 exchange ratio used in the Acquisition, every five shares of iJoin, Inc. common stock issued and outstanding at the effective time of the Acquisition was automatically converted into the right to receive one share of the common stock of the Company. By its terms, the Acquisition also provided for the Company to issue (i) to the holders of the Series B preferred stock of iJoin, Inc., 300,000 shares of the Company's convertible Series B Preferred Stock (convertible into 300,000 shares of the Company's common stock) and (ii) to the holders of the shares of special voting stock of iJoin, Inc., 2 shares of the Company's convertible Series A Special Voting Preferred Stock, representing an aggregate of 30,000 shares of the Company's common stock issuable upon the exchange of certain exchangeable shares of the Canadian subsidiary of iJoin, Inc. In addition, the Company assumed outstanding warrants and options of iJoin, Inc.

         RIGHT! SYSTEMS, INC.

         On February 7, 2001, the Company (through iJoin, Inc.) acquired certain assets and assumed certain liabilities of the Idaho operations of Right! Systems, Inc. for a purchase price of $1,000,000. Consideration paid included $312,307 in cash and 1,300,000 shares of the iJoin, Inc.'s Series C convertible preferred stock, which were converted into 260,000 shares of the Company's common stock pursuant to the May 7, 2001 Acquisition. Net assets acquired consisted primarily of inventory, other current assets, property and equipment and accrued liabilities. The transaction was accounted for under the purchase method of accounting. Right! Systems of Idaho is a technology management services company, providing business-driven, multi-vendor IT solutions to clients worldwide. Due the recent downturn in the economy and expected future losses, the Company evaluated Right! Systems long-lived assets for impairment and recorded an impairment charge equal to the remaining balance of the goodwill related to the acquisition.

         ASHLIN COMPUTER CORPORATION

         On December 11, 2001, the Company entered into a letter of intent to acquire Ashlin Computer Corporation ("Ashlin"), a company that engages in the business of developing information technology solutions, in exchange for cash and shares of the Company's common stock. Ashlin is a systems integrator that is expected to serve the Company's east coast customers. As of April 2002, the letter of intent was extended by amendment and the Company was still negotiating the terms of the proposed acquisition. There can be no assurances that acceptable terms can be agreed upon, or that any proposed acquisition will be consummated.

RISKS AND UNCERTAINTIES

         The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to introduce new products into new and rapidly evolving markets characterized by intense competition. To address these risks and uncertainties, the Company must, among other things, successfully market its existing products and technologies and complete and introduce products and product enhancements under development in a timely manner, continue to upgrade and commercialize its technologies, compete effectively with a large number of technologically sophisticated and well financed companies, and attract, retain and motivate highly qualified personnel, manage rapid growth and integrate the personnel, technologies and operations of acquired businesses. There can be no assurance that the Company will successfully address these challenges.

         The Company has incurred losses from operations since inception and at December 31, 2001, had an accumulated deficit in stockholders' equity of $2,211,570.

         The Company continues to seek out opportunities to acquire or invest in businesses, products and technologies that expand, compliment or are otherwise related to the Company's current business or products. The Company also considers from time to time opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. Such acquisitions, investments, joint ventures or other business initiatives may involve significant commitments of financial and other resources of the Company. There can be no assurance that any such activity will be successful in generating revenue, income or other returns to the Company, or that financial or other resource committed to such activities will not be lost.


ITEM 7.  FINANCIAL STATEMENTS.

                                                                          Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        F-3

CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET                                       F-4

         CONSOLIDATED STATEMENTS OF OPERATIONS                            F-5

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)         F-6

         CONSOLIDATED STATEMENTS OF CASH FLOWS                            F-7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-8


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On July 5, 2001, the client-auditor relationship between the Company and Dorra Shaw & Dugan ("Dorra Shaw") ceased and the Company engaged Grant Thornton LLP as its independent accountants for the fiscal year ending December 31, 2001. Dorra Shaw's reports on the consolidated financial statements of the Company for fiscal year 2000 did not contain any adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During fiscal year 2000 and the subsequent interim period preceding the dismissal of Dorra Shaw, there were no disagreements with Dorra Shaw regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Dorra Shaw, would have caused Dorra Shaw to make reference to the subject matter of the disagreements in connection with its report. As reflected in the Company's report on Form 8-K for the event dated July 5, 2001, the Company requested from Dorra Shaw, and Dorra Shaw furnished to the Company, a letter addressed to the Securities and Exchange Commission stating its agreement with the above statements.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the executive officers and directors of the Company, which officers are elected annually by the Board of Directors and hold office at the discretion of the Board:

      NAME                       AGE    POSITION
      ----                       ---    --------
      William H. Ragsdale(1)     32     President, Treasurer, CEO, Secretary &
                                        Director

      Bob Bagga(2)               32     Director, Chairman of the Board, Chief
                                        Executive Officer & Director

      Andrei V. Ermakov(3)       37     President, CEO and Director

      John D. Campbell           30     Director

(1)      Resigned on May 7, 2001
(2) Resigned from his Chairman of the Board & Director position in October, 2001 and resigned as CEO in December 2001.
(3)      Appointed as President and CEO in December 2001.


SUMMARY BACKGROUND OF EXECUTIVE OFFICERS

         Mr. William H. Ragsdale served as President, Treasurer, CEO & Director of the Company from October 1998 until May 7, 2001, when he resigned from such positions. Mr. Ragsdale was employed as an assistant Manager during 1992 and 1993 for The Bread Garden, a landscaping company. From 1993 until the present, Mr. Ragsdale has owned and operated Russell Landscaping and Maintenance conducting a gardening and lawn maintenance business in the Atlanta, Georgia, and metropolitan area.

          Mr. Bob Bagga, served as Director, Chairman of the Board, Chief Executive Officer & Director of the Company from May 7, 2001 until his resignation on October 23, 2001 as a director and Chairman of the Board and his subsequent resignation as an officer of the Company in December 2001. Since June, 2000, Mr. Bagga had been a director and the chief executive officer of iJoin Inc., the operating subsidiary of the Company since May 7, 2001. He resigned as a director and officer of iJoin, Inc. in conjunction with his resignations from the Company, as the parent entity. Previously, Mr. Bagga served as President for Twist `N Shout from

1991 to 1997, Vice President and Co-Founder of Barter Business Exchange from 1992 to 1998, Chief Executive Officer of Barter Business Exchange from 1998 until 1999 and Chief Operating Officer of Ubarter.com from 1999 to 2000.

          Mr. John D. Campbell has served as Director of the Company since May 7, 2001. He was Pension Manager for Sedgewick Noble Lowndes from January 1997 to December 1997 and with Dynamic Mutual Funds from December 1997 to November 1999. Mr. Campbell is currently a co-founder of TVC Canada, a corporation aimed at helping entrepreneurs through funding and the experience of professionals with complementary skill sets.

          Mr. Andrei V. Ermakov has served as Director of the Company since May 7, 2001. He was appointed to the position of President and CEO of the company in December 2001. He was International Coordinator of Sotec, from 1988 to 1992, Manager of Economou from 1992 to 1995, and Vice President from 1993 to 1995. Mr. Ermakov served as an independent Consultant for Raduga Publishing and INT Inc from 1999 until April 2000. Mr. Ermakov is currently a co-founder of TVC Canada, a corporation aimed at helping entrepreneurs through funding and the experience of professionals with complementary skill sets.


THE BOARD OF DIRECTORS

         Directors of the Company receive no cash compensation for serving on the Board of Directors. Directors did, however, receive stock options for up to 10,000 shares for serving on the Board of Directors.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's common stock ("Reporting Person"), to file with the Securities and Exchange Commission, on a timely basis, the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of the Company's common stock. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of such forms received by it, the Company believes all filing requirements applicable to its directors, executive officers and beneficial owners of 10% or more of the common stock were complied with during fiscal 2001.


ITEM 10.      EXECUTIVE COMPENSATION.


SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth certain information for the two (2) years ended December 31, 2001 and December 31, 2000 regarding the compensation of the Company's Named Executive Officers:


                                                     SUMMARY COMPENSATION TABLE

                                                                                           Long-term compensation
                                                                                     --------------------------------

                                                     Annual compensation                     Awards            Payouts
                                             -------------------------------------   -----------------------   -------
                                                                                     Restricted  Securities
                                                                      Other annual     stock     underlying     LTIP      All other
                                                             Bonus    compensation     awards   options/SARS   payouts  compensation
Name and Principal Position          Year     Salary(US$)    (US$)       (US$)         (US$)      (#)           (US$)       (US$)
---------------------------         ------    -----------   -------   ------------   ---------- ------------   -------  ------------
Bob Bagga                            2001      120,000         0           0             0       541,047 (1)     0            0
Director, Chairman of the
Board,Chief Executive Officer
& Director (7)

Andrei V. Ermakov (2)                2001         0            0           0             0        10,000 (3)     0            0
President, CEO and Director

John D. Campbell                     2001         0            0           0             0        10,000 (4)     0            0
Director

Raj Kapoor  (6)                      2001         90,000       0           0             0       162,314 (5)     0            0
Chief Financial Officer
-------------------


(1)      Represents options for 541,047 shares of common stock at an exercise price of $0.20.
(2)      Appointed as President and CEO in December 2001.
(3)      Represents options for 10,000 shares of common stock at an exercise price of $11.00.
(4)      Represents options for 10,000 shares of common stock at an exercise price of $11.00.
(5)      Represents options for 162,314 shares of common stock at an exercise price of $0.25.
(6)      Resigned as of December 11, 2001.
(7)      Resigned as Director and Chairman of the Board in October 2001.  Resigned as CEO in December 2001.


                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth stock options granted to the Named Executive Officers as of December 31, 2001.

                  NUMBER OF OPTIONS     % OF TOTAL OPTIONS
                  GRANTED IN FISCAL     GRANTED TO EMPLOYEES        EXERCISE       EXPIRATION
                  YEAR ENDED 2001       IN FISCAL YEAR 2001         ($/SHARE)        DATE
---------------------------------------------------------------------------------------------
Bob Bagga                 541,047                0                 $0.20/share      5/6/11

Raj Kapoor                162,314                0                 $0.25/share      5/6/11

Andrei V. Ermakov          10,000                0                 $11/share        7/8/11

John D. Campbell           10,000                0                 $11/share        7/8/11

      OPTION EXERCISES DURING, AND STOCK OPTIONS HELD AT END OF FISCAL 2001

         The following table indicates the total number and value of exercisable stock options held by the Named Executives as of December 31, 2001.

                                                               VALUE OF UNEXERCISED
                        NUMBER OF UNEXERCISED                  IN-THE-MONEY OPTIONS
                      OPTIONS AT FISCAL YEAR END              AT FISCAL YEAR END (1)
NAME                 EXERCISABLE     UNEXERCISABLE        EXERCISABLE        UNEXERCISABLE
------------------------------------------------------------------------------------------
Bob Bagga              180,331          360,716              $41,476           $ 82,965

Raj Kapoor              54,099          108,215              $ 9,738           $ 19,479

Andrei V. Ermakov        3,333            6,667              $     0           $      0

John D. Campbell         3,333            6,667              $     0           $      0

(1) Based on the last sale price for the Company's Common Stock on December 31, 2001 of $0.43 per share, as reported by the OTC Bulletin Board.

STOCK OPTION PLANS

         The Company maintains a stock option plan designated as the 2001 Stock Option Plan (the "2001 Plan"). The 2001 Plan reserves 3,000,000 shares of the Company's Common Stock for issuance, upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified options. Nonqualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. In certain circumstances, the exercise of stock options may have an adverse effect on the market price of the Company's Common Stock.

         The purpose of the 2001 Plan is to encourage stock ownership by certain directors, officers and employees of the Company and certain other people instrumental to the success of the Company and give them a greater personal interest in the success of the Company. The 2001 Plan is administered by the Board of Directors and/or the Compensation Committee. The Board or the Compensation Committee, as applicable, within the limitations of the 2001 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as repurchase rights by the Company are to be imposed on shares subject to options. ISOs granted under the 2001 Plan may not be granted at a price less than the fair market value (110% of fair market value in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company) of the Common Stock on the date of grant. Options granted under the 2001 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). Except as otherwise provided in the individual option agreement granting such options, any options granted under the 2001 Plan are not transferable during the optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.

EMPLOYMENT AGREEMENTS

         There are currently no employment agreements in effect with the Company's executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of the shares of our common stock as of the date of April 9, 2002 by
(i) each person who is known by management to own beneficially more than five percent (5%) of our Company's issued and outstanding shares of common stock,
(ii) our Chief Executive Officer and each of our Company's other most highly compensated executive officers whose compensation on an annualized basis (salary and bonus) for services rendered in all capacities to the Company during the year ended December 31, 2001 exceeded US $100,000 (collectively, the "Named Executive Officers"), and (iii) each of our Company's directors.

                                                                   PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER        NUMBER OF SHARES (1)       CLASS
--------------------------------------------------------------------------------
Bob Bagga,                                      541,047 (2)            7.8%
c/o  iJoin Systems, Inc.
 1307 S. Maple Grove
Boise, ID 83709

Raj Kapoor                                      162,314 (3)            *
c/o  iJoin Systems, Inc.
 1307 S. Maple Grove
Boise, ID 83709

Pinetree Capital Corp.                          450,000 (4)            6.9%
The Exchange Tower
130 King Street West
Suite 2810, P.O. Box 47
Toronto, Canada M5X 1A9

Andrei V. Ermakov                                10,000 (5)            *
c/o  iJoin Systems, Inc.
1307 S. Maple Grove
Boise, ID 83709

John D. Campbell                                 10,000 (6)            *
c/o  iJoin Systems, Inc.
1307 S. Maple Grove
Boise, ID 83709

All executive officers and directors as a group (3 persons
as of April 9, 2002)
-------------

         *        Less than 5%

         1) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any share as to which the individual or entity has voting power or investment power. Unless otherwise indicated, each person or entity has sole voting and investment power with respect to shares shown as beneficially owned. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days, whether pursuant to the exercise of options, conversion of securities or otherwise.

         2) Represents options to purchase shares of common stock at an exercise price of $0.20/share.

         3) Represents options to purchase shares of common stock at an exercise price of $0.25/share.

         4) Includes options to purchase 150,000 shares of common stock at an exercise price of 0.75/share.

         5) Represents options to purchase shares of common stock at an exercise price of $11.00/share.

         6) Represents options to purchase shares of common stock at an exercise price of $11.00/share.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has no knowledge of any transactions or agreement involving the offices, directors or affiliates of the Company.

         As of December 31, 2001, the Company accrued $199,414 for financing and consulting services rendered by a stockholder and had a non-interest bearing loan totaling $176,229 with a stockholder of the Company. The loan is due on December 31, 2002. The Company has a receivable with RS Olympia totaling $19,344 at December 31, 2001.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

NUMBER   DESCRIPTION

2.1 Agreement and Plan of Merger dated April 24, 2001 among Registrant (f/k/a Tech-Creations, Inc.), IJC Acquisition Corp. and iJoin, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's report on Form 8-K (Item 2) filed with the Securities and Exchange Commission for the event dated May 7, 2001).
2.2 Amendment to Agreement and Plan of Merger dated May 7, 2001 among Registrant (f/k/a Tech-Creations, Inc.), IJC Acquisition Corp. and iJoin, Inc. (Incorporated by reference to Exhibit 2.2 of the Registrant's report on Form 8-K (Item 2) filed with the Securities and Exchange Commission for the event dated May 7, 2001).
3.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit B of the Registrant's definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on May 7, 2001)
4.1 Certificate of Designation of Series A Special Voting Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant's report on Form 8-K (Item 2) filed with the Securities and Exchange Commission for the event dated May 7, 2001).
4.2 Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.2 of the Registrant's report on Form 8-K (Item
         2) filed with the Securities and Exchange Commission for the event dated May 7, 2001).
10.3 Stock Option Plan, adopted April 24, 2001 (Incorporated by reference to Exhibit A of the Registrant's definitive Information Statement on
         Schedule 14C filed with the Securities and Exchange Commission on May 7, 2001)

         (a)  Exhibits

NUMBER   DESCRIPTION

(*)10.4 Demand Promissory Note dated January 5, 2002 between the Company and Bringood Investment Ltd. in the principal aggregate amount of $200,000, with interest at the rate of ten percent (10%) per annum.

21.1 The Company has three wholly-owned subsidiaries, iJoin, Inc., iJoin RSI Acquisition LLC (operating as Right! Systems of Idaho) and iJoin.com Acquisition Corp.

* Filed herewith


         (b)  Reports on Form 8-K

         (1) A Report on Form 8-K/A (Item 8) was filed on September 27, 2001 concerning the change in the Registrant's fiscal year end for the event dated May 7, 2001.

Consolidated Financial Statements
DECEMBER 31, 2001
(expressed in U.S. dollars)

                                 C O N T E N T S


                                                                          Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        F-3

CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET                                       F-4

         CONSOLIDATED STATEMENTS OF OPERATIONS                            F-5

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)         F-6

         CONSOLIDATED STATEMENTS OF CASH FLOWS                            F-7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-8

               Report of Independent Certified Public Accountants



Board of Directors
iJoin Systems, Inc.

We have audited the accompanying consolidated balance sheet of iJoin Systems, Inc. as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2001 and for the period from inception (January 6, 2000) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iJoin Systems, Inc. as of December 31, 2001 and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2001 and for the period from inception (January 6, 2000) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $5,950,814 for the year ended December 31, 2001 and, as of that date, its total liabilities exceeded its total assets by $2,211,570. These factors, among others, as discussed note D to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP
Grant Thornton LLP
Seattle, Washington

April 15, 2002

Financials


                               iJoin Systems, Inc.

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2001

                                     ASSETS

Current assets
     Cash                                                                               $    27,645
     Accounts receivable, less allowance for doubtful accounts of $10,000                   509,631
     Related party receivable                                                                19,344
     Inventories                                                                            155,434
     Prepaid expenses and deposits                                                           35,562
                                                                                        -----------
         Total current assets                                                               747,616

Property and equipment, net                                                                 193,625
                                                                                        -----------

                                                                                        $   941,241
                                                                                        ===========


                               LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities
     Notes payable                                                                      $   574,000
     Accounts payable                                                                     1,738,497
     Related party accounts payable                                                         199,414
     Accrued liabilities                                                                    407,921
     Deferred compensation                                                                   56,750
     Stockholder loans                                                                      176,229
                                                                                        -----------

         Total current liabilities                                                        3,152,811

Commitments and contingencies                                                                    --

Stockholders' deficit

     Preferred stock, $0.0001 par value  authorized, 1,000,000 shares                            --
     Common stock, $0.0001 par value  authorized, 40,000,000 shares                             633
     Additional paid-in capital                                                           7,599,934
     Deferred stock compensation                                                         (1,144,320)
     Subscription receivable                                                                (39,900)
     Accumulated deficit                                                                 (8,627,917)
                                                                                        -----------
         Total stockholders' deficit                                                     (2,211,570)
                                                                                        -----------

         Total liabilities and stockholders' deficit                                    $   941,241
                                                                                        ===========

The accompany notes are an integral part of this financial statement.

                          iJoin Systems, Inc.

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                        Year ended December 31,

                                                                 2001                     2000
                                                                                  (Development stage
                                                                                        company)
Net sales                                                     $ 4,613,733                $        --
Cost of sales                                                   3,498,050                         --
                                                              -----------                -----------

     Gross profit                                               1,115,683                         --

Operating expenses
     Selling and marketing                                        512,355                    123,179
     Research and development                                       4,406                     82,105
     General and administrative
         Non-cash stock-based compensation                      1,091,085                     71,458
         Other                                                  5,195,353                  2,296,302
                                                              -----------                -----------

         Total operating expenses                               6,803,199                  2,573,044
                                                              -----------                -----------

         Loss from operations                                  (5,687,516)                (2,573,044)

Other income (expense)

     Interest
         Non-cash stock-based compensation                       (254,000)                   (77,908)
         Other                                                     (7,625)                   (56,944)
     Other, net                                                    (1,673)                    30,793
                                                              -----------                -----------

         Net loss                                             $(5,950,814)               $(2,677,103)
                                                              ===========                ===========


         Net loss per share-basic and dilutive                $     (1.00)               $     (0.52)
                                                              ===========                ===========

The accompanying notes are an integral part of these financial statements.

                               iJoin Systems, Inc.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                      Year ended December 31, 2001 and 2000

                                                                                                                         Additional
                                                           Preferred stock                   Common stock                  paid-in
                                                      Shares          Amount            Shares           Amount            capital
                                                      ------          ------            ------           ------            -------
Balance at January 6, 2000 (inception)
(Development stage company)                                --      $        --               --      $        --      $        --

Sale of common stock                                       --               --              100                1               --

Sale of Series A preferred stock                    4,000,000            4,000               --               --           36,000

Sale of Series B preferred stock                    1,500,000               30               --               --          749,970

Sale of Series C preferred stock                    2,274,000            2,274               --               --         2,191,726

Issuance of common stock for settlement fee                --               --          150,000              150            89,850

Issuance of common and preferred stock in
conjunction with recapitalization                  (7,474,000)          (6,274)       5,234,720              387            5,887

Issuance of common stock warrants with
convertible debt                                           --               --               --               --            77,908

Issuance of stock options to non-employees
for services                                               --               --               --               --            71,458

Net loss for the period ended
December 31, 2000                                          --               --               --               --                --
                                                   ----------      -----------        ---------      -----------      ------------
Balance at December 31, 2000
(Development stage company)                           300,000               30        5,384,820              538         3,222,799

Conversion of special voting common shares
to Preferred A special shares                               2               --          (30,000)              (3)               3

Conversion of Series B preferred stock into
common stock                                         (300,000)             (30)         300,000               30               --

Cancellation of subscription receivable                    --               --          (20,000)              (2)         (99,998)

Conversion of note payable to common stock                 --               --          213,121               21        1,065,581

Issuance of common stock as inducement to
convert note payable to common stock                       --               --           40,000                4          253,996

Common stock issued for purchase of
Right! Systems Boise assets                                --               --          260,000               26          687,667

Proceeds received for stock subscription
receivable                                                 --               --               --               --               --

Conversion of note payable to common stock,
less issuance costs of $21,500                             --               --           64,800                6          158,494

Sale of common stock                                       --               --           15,547                2           70,998

Issuance of common stock for services                      --               --            1,000                1            4,999

Issuance of warrants for services                          --               --               --               --           43,500

Stock options granted  with exercise prices
below fair value                                           --               --               --               --         2,186,905

Amortization of deferred stock compensation                --               --               --               --                --

Exercise of warrants for common stock                      --               --          100,000               10            4,990

Net loss for the year ended December 31, 2001              --               --               --               --               --
                                                   ----------      -----------        ---------      -----------      -----------
Balance at December 31, 2001                                2      $        --        6,329,288      $       633      $ 7,599,934
                                                   ==========      ===========        =========      ===========      ===========


                                                 Deferred
                                                  stock        Subscription       Accumulated
                                               compensation     receivable          deficit       Total
                                               ------------    ------------      ------------   ---------
Balance at January 6, 2000 (inception)
(Development stage company)                     $        --    $        --    $        --    $        --

Sale of common stock                                     --             --             --              1

Sale of Series A preferred stock                         --        (40,000)            --             --

Sale of Series B preferred stock                         --             --             --        750,000

Sale of Series C preferred stock                         --       (244,400)            --      1,949,600

Issuance of common stock for settlement fee              --             --             --         90,000

Issuance of common and preferred stock in
conjunction with recapitalization                        --             --             --             --

Issuance of common stock warrants with
convertible debt                                         --             --             --         77,908

Issuance of stock options to non-employees
for services                                             --             --             --         71,458

Net loss for the period ended
December 31, 2000                                        --             --     (2,677,103)    (2,677,103)
                                                -----------    -----------    -----------    -----------
Balance at December 31, 2000
(Development stage company)                              --       (284,400)    (2,677,103)       261,864

Conversion of special voting common shares
to Preferred A special shares                            --             --             --             --

Conversion of Series B preferred stock into
common stock                                             --             --             --             --

Cancellation of subscription receivable                  --        100,000             --             --

Conversion of note payable to common stock               --             --             --      1,065,602

Issuance of common stock as inducement to
convert note payable to common stock                     --             --             --        254,000

Common stock issued for purchase of
Right! Systems Boise assets                              --             --             --        687,693

Proceeds received for stock subscription
receivable                                               --        144,500             --        144,500

Conversion of note payable to common stock,
less issuance costs of $21,500                           --             --             --        158,500

Sale of common stock                                     --             --             --         71,000

Issuance of common stock for services                    --             --             --          5,000

Issuance of warrants for services                        --             --             --         43,500

Stock options granted  with exercise prices
below fair value                                 (2,186,905)            --             --             --

Amortization of deferred stock compensation       1,042,585             --             --      1,042,585

Exercise of warrants for common stock                    --             --             --          5,000

Net loss for the year ended December 31, 2001            --             --     (5,950,814)    (5,950,814)
                                                -----------    -----------    -----------    -----------
Balance at December 31, 2001                    $(1,144,320)   $   (39,900)   $(8,627,917)   $(2,211,570)
                                                ===========    ===========    ===========    ===========

The accompanying notes are an integral part of this financial statement.

                               iJoin Systems, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      Year ended December 31, 2001 and 2000

                                                                                        2001                     2000
                                                                                        ----                     ----
                                                                                                          (Development stage
                                                                                                               company)

Increase (decrease) in cash
Cash flows from operating activities
     Net loss                                                                       $(5,950,814)          $(2,677,103)
     Adjustments to reconcile net loss to net
     cash used by operating activities:
         Depreciation and amortization                                                  263,397                20,250
         Impairment write-down of property and equipment                                295,144                    --
         Impairment write-off of goodwill                                               672,969                    --
         Amortization of discount on warrants issued with convertible debt                   --                77,908
         Warrants and common stock issued for services                                   48,500                71,458
         Amortization of deferred compensation                                        1,042,585                    --
         Common stock issued as inducement to convert debt to equity                    254,000                    --
         Common stock issued for settlement fee                                              --                90,000
         Loss on sale and disposal of equipment                                          23,538                    --
         Changes in operating assets and liabilities
            Accounts receivable and related party receivables                          (528,975)                   --
            Inventories                                                                 (47,603)                   --
            Other receivables                                                           321,521              (321,521)
            Prepaid expenses and deposits                                               305,746              (345,905)
            Other assets                                                                 42,201               (42,201)
            Accounts payable and related party payable                                1,615,494               322,417
            Accrued liabilities                                                         240,328               189,580
            Deferred compensation                                                        56,750                    --
                                                                                    -----------           -----------
                    Net cash used by operating activities                            (1,345,219)           (2,615,117)

Cash flows from investing activities
     Cash paid for assets of Right! Systems' Boise TRB assets                          (312,307)                   --
     Purchase of property and equipment                                                 (32,349)             (499,227)
     Proceeds from the sale of property and equipment                                     3,034                    --
                                                                                    -----------           -----------

                    Net cash used in investing activities                              (341,622)             (499,227)

Cash flows from financing activities
     Proceeds from issuance of preferred stock                                               --             2,699,600
     Proceeds from convertible notes payable                                                 --             1,000,000
     Proceeds from notes payable                                                        732,500                    --
     Proceeds from stockholder loan                                                     176,229                    --
     Proceeds from issuance of common stock and subscription receivable                 220,500                     1
                                                                                    -----------           -----------

                    Net cash provided by financing activities                         1,129,229             3,699,601
                                                                                    -----------           -----------

Net (decrease) increase in cash                                                        (557,612)              585,257

Cash at beginning of period                                                             585,257                    --
                                                                                    -----------           -----------

Cash at end of period                                                               $    27,645           $   585,257
                                                                                    ===========           ===========


Supplemental noncash investing and financing activities:
     Conversion of notes payable and accrued interest into common stock             $ 1,224,102           $        --
     Common stock issued for assets of Right! Systems' Boise TRB assets             $   687,693           $        --
     Preferred stock issued for subscription receivable                             $        --           $   284,400
     Warrants issued in connection with convertible debt                            $        --           $    77,908

The accompanying notes are an integral part of these financial statements.

                               iJoin Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


NOTE A - NATURE OF BUSINESS

  iJoin Systems, Inc. ("Company" or "iJoin"), was incorporated on January 6, 2000, as iJoin.com, Inc. for the purpose of developing an "intelligent business Web" to streamline information technology ("IT") processes and automatically integrate disparate vendors into a single source. A single source provider enables IT professionals to procure, deploy, and maintain custom solutions and lower their total cost of technology ownership. In February 2001, the Company purchased the assets of Right! Systems, Inc. Boise, Idaho Technology Resale Business ("Boise TRB") as described in note B. Boise TRB's primary business is the resale of computer hardware, installation, configuration, network consulting and computer training, primarily to customers located in Idaho. In April 2001, the Company became iJoin, Inc. and in May 2001, in conjunction with the acquisition described in note B, the name was changed to iJoin Systems, Inc.


NOTE B - BASIS OF PRESENTATION

  Acquisition of Right! Systems Idaho Operations
  ----------------------------------------------

  On February 7, 2001, the Company acquired certain assets and assumed certain liabilities of the Idaho operations of Right! Systems, Inc. for a purchase price of $1,000,000. Consideration paid included $312,307 in cash and 260,000 shares of the Company's common stock, adjusted for the merger below. Net assets acquired consisted primarily of inventory, other current assets, property and equipment and accrued liabilities. The transaction was accounted for under the purchase method of accounting.

   As a result of the acquisition of the assets of Boise TRB, the Company is no longer considered a development stage company. The Statement of Operations for the year ended December 31, 2001 includes the operations of Boise TRB beginning on the acquisition date of February 6, 2001. As of the result of this transaction, the Company recorded goodwill totaling approximately $741,000, representing the excess of cost over the fair value of net assets acquired. For the year ended December 31, 2001, goodwill was being amortized over its estimated useful life of ten years. Accumulated amortization for the year ended December 31, 2001 totaled approximately $68,000. As discussed in note C(5), as of December 31, 2001, the Company determined that the unamortized balance of goodwill of approximately $673,000 was impaired and not recoverable due to a change in market conditions and, accordingly, was written off.

   The following reflects the proforma consolidated results of operations of the acquisition of Boise TRB as if it had occurred at the beginning of the first period presented for the year ended December 31, 2001 and period ended December 31, 2000 (unaudited):

                                    2001                       2000
                            ---------------------      ---------------------

  Revenues                  $       5,033,163          $       9,727,704
  Net loss                  $      (6,491,797)         $      (2,560,178)
  Loss per common share     $          (1.09)          $          (0.50)
                               iJoin Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001



NOTE B - BASIS OF PRESENTATION - Continued

  Tech Creations, Inc. Merger
  ---------------------------

  Effective May 7, 2001, iJoin entered into an Agreement and Plan of Merger ("Acquisition") with Tech Creations, Inc. ("Tech"), a non-operating public shell company. As a result of the Acquisition, all of iJoin's issued and outstanding shares of common and preferred stock, with the exception of Series B preferred stock, were exchanged for Tech's common stock at a 5 to 1 ratio. In conjunction with the Acquisition, the then shareholders of iJoin, Inc. appointed all three of the Company's management to the Board of Directors. The new Board of Directors and former management of iJoin, Inc. assumed control of the operations and management of the resulting company, iJoin Systems, Inc. The Acquisition resulted in the owners and management of iJoin having effective operating control of the combined entity.

  Under accounting principles generally accepted in the United States of America, the Acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the Acquisition is equivalent to the issuance of stock by iJoin for the net monetary assets of Tech accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse-acquisition financial statements of the "legal acquirer" (Tech), are those of the "legal acquiree" (iJoin), meaning the accounting acquirer.

  Accordingly, the financial statements of Tech as of and for the year ended December 31, 2001 and period ended December 31, 2000, are the historical financial statements of iJoin and have been adjusted for the share exchange contained in the Agreement and Plan of Merger as follows:

         (a) Every five shares of iJoin common and preferred stock, excluding 1,500,000 shares of Series B preferred stock, issued and outstanding was automatically converted into the right to receive one share of Tech common stock. The 1,500,000 shares of Series B preferred stock were exchanged for 300,000 shares of preferred stock of Tech. The common stock and preferred stock exchanged, in addition to the existing Tech shares outstanding, collectively resulted in the recapitalization of the Company.

         (b) Loss per share calculations include the Company's change in capital structure for all periods presented.

  Consolidated Entities
  ---------------------

  The accompanying consolidated financial statements include the accounts of iJoin Systems, Inc. and its wholly-owned subsidiaries, iJoin, Inc. and iJoin RSI Acquisition LLC (operating as Right! Systems of Idaho). All significant intercompany accounts and transactions have been eliminated.

                               iJoin Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A summary of the significant accounting policies consistently applied in the preparation of the financial statements is as follows.

  1.   Revenue Recognition
       -------------------

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

  Revenue also includes service revenue, primarily for training and consulting. Advance payments made for service revenue is deferred and recognized as services are performed.

  In conjunction with the acquisition in February 2001, the Company entered into an agreement with Right! Systems, Inc. of Olympia, Washington (RS Olympia), whereby the Company acted as an agent for RS Olympia on certain sales transactions. Upon completion of the transaction by RS Olympia, the gross margin of the transaction, less a percentage kept by RS Olympia, was remitted to the Company and recorded as net revenue. The agreement was discontinued in August 2001; accordingly, revenues and cost of revenues were recorded at gross for the last four months of the year ended December 31, 2001.

  2.   Inventories
       -----------

  Inventories are valued at the lower of cost or market utilizing the first-in, first-out cost basis. Inventories consist primarily of computer hardware and parts.

  3.   Settlement Fee
       --------------

  During 2000, the Company entered into an agreement to purchase the assets of another company for approximately $388,000. The agreement was subsequently terminated in 2000, which resulted in the Company recording a loss of $150,000 for a portion of the non-refundable purchase price incurred during the year ended December 31, 2000. In addition, the Company issued 150,000 common shares with a fair value of $90,000 as a settlement fee.

  4.   Property and Equipment
       ----------------------

  Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is charged to operations over the estimated useful lives of the assets ranging from three to seven years using the straight-line method. Leasehold improvements are depreciated over the lesser of the useful lives of the improvements or the term of the lease.

                               iJoin Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  The Company accounts for software development costs in accordance with Statement of Position (SOP) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires all costs related to the development of internal use software, other than those incurred during the application development stage, to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. The Company capitalized $254,478 of internally developed software costs incurred during 2000. There were no such additions in 2001. Capitalized software costs were being amortized on a straight-line basis over a useful life of three years. As described in note C(5), as of December 31, 2001, the Company determined that the unamortized balance of approximately $170,000 was impaired and; accordingly, the balance was written off.

  5.   Valuation of Long-Lived Assets
       ------------------------------

  The Company periodically evaluates the carrying amount of its long-lived assets, including, but not limited to, property and equipment, goodwill and other assets. The carrying amount of a long-lived asset is considered impaired when the undiscounted net cash flow from such asset is estimated to be less than its carrying amount. In December 2001, the Company reduced its property and equipment due to the closing of its Seattle office and goodwill related to the acquisition described in note B to their estimated fair values, which resulted in impairment charges totaling approximately $295,000 and $673,000, respectively, which is included in the Statement of Operations under general and administrative expense.

  6.   Research and Development
       ------------------------

  Research and development costs are expensed as incurred.

  7.   Deferred Stock Compensation
       ---------------------------

  In connection with the reverse acquisition, the Company granted options to employees with exercise prices below the market value of the Company's common stock. Accordingly, the Company recognized deferred stock compensation of $2,186,905 based on the difference between the market value of the Company's common stock and the exercise price of the options. For the year ended December 31, 2001, the Company recognized stock compensation expense of $1,042,585 in conjunction with the vested options.

  8.   Concentration of Credit Risk
       ----------------------------

  The Company maintains cash balances with financial institutions, which from time-to-time exceed federally insured limits, which potentially subject the Company to concentration of credit risk. The Company has not experienced any losses related to these balances and believes that there is minimal credit risk.

  The Company's customers are located primarily in Idaho and two customers accounted for approximately 21% and 16% of total accounts receivable as of December 31, 2001. Additionally, the Company does not require its receivables to be collateralized, as such, the Company's receivables are unsecured. For the year ended December 31, 2001, three customers accounted for approximately 51% of the Company's revenues and two vendors accounted for approximately 82% of the Company's purchases.

                               iJoin Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  9.   Loss Per Share
       --------------

  Basic loss per share is based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 5,934,484 and 5,171,972 for the year ended December 31, 2001 and period ended December 31, 2000, respectively. Diluted loss per share includes the effect of all potentially dilutive common stock issuances. Diluted loss per share is not presented because the effect would be anti-dilutive. At December 31, 2001, there were 1,481,493 shares of potentially issueable common stock.

  10.  New Authoritative Accounting Pronouncements
       -------------------------------------------

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after September 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 did not have an impact on the Company's consolidated financial statements.

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. The statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The adoption of SFAS 142 is not expected to have an impact on the Company's consolidated financial statements.

  In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the potential effect of the initial application of SFAS 144 on its consolidated financial statements.

  11.  Use of Estimates
       ----------------

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               iJoin Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


NOTE D - MANAGEMENT PLANS

  The Company incurred a net loss of $5,950,814 for the year ended December 31, 2001, compared to a net loss of $2,677,103 for the period from inception (January 6, 2000) through December 31, 2000. Additionally, the Company's total liabilities exceeded its total assets by $2,211,570 as of December 31, 2001. The recent economic downturn and the unfortunate September 11 event has caused a severe disruption to the Company's business. In response, the Company took measures to control costs and protect its bottom line. The Company had to cut operating expenses where possible, including salaries and compensation. To improve existing operations, the Company intends to take various steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern through at least January 1, 2003. Since the fourth quarter of 2001, Management has devoted considerable efforts towards improving the sales efforts and management of cash flow and will continue these efforts during the next twelve months. Additionally, the Company is negotiating with vendors for improved payment terms or reductions in the total amounts due.

  In addition to improving its existing operations, the Company intends to raise additional capital to fund its operations and future acquisitions of business operations and assets consistent with its business plan. It is the Company's strategy to acquire systems integrators perceived as profitable or as producing sufficient revenues, which acquisitions would enable the Company to capitalize on the long-standing, entrenched customer relationships of any acquired business as well as increased geographic diversification. Management believes that most of these system integrators typically only supply a portion of the IT solutions required by their customers. By leveraging these acquisitions, and taking advantage of synergies and perceived cost savings, it is the Company's intention to capture a share of the remaining IT solution needs of such customers and realize increased gross margins. As part of this strategy, the Company, on December 11, 2001, entered into a letter of intent to acquire Ashlin Computer Corporation, which acquisition is currently pending until additional financing can be obtained. As discussed in note G, the Company has obtained a $200,000 line of credit from a Hong Kong investment company and is currently in negotiation to increase the line of credit by an additional $200,000. However, there can be no assurance that additional public or private equity or debt financing will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and the success of its future operations.


NOTE E - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following at December 31, 2001:

  Computer and office equipment                            $     194,173
  Vehicles                                                        21,220
  Leasehold improvements                                           8,031
                                                           ---------------
                                                                 223,424
  Less accumulated depreciation and amortization                  29,799
                                                           ---------------
                                                           $     193,625
                                                           ===============
                               iJoin Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


NOTE F - ACCRUED LIABILITIES

  Accrued liabilities consist of the following at December 31, 2001:

  Lease obligations                                        $     222,455
  Payroll related                                                 86,905
  Legal and other services                                        85,451
  Taxes                                                            9,672
  Other                                                            3,438
                                                           ---------------

                                                           $     407,921
                                                           ===============


NOTE G - NOTES PAYABLE

  As of December 31, 2001, the Company had three non-interest bearing notes payable totaling $574,000. Of the total outstanding notes payable, $324,000 is due on demand and the remaining $250,000 is due on December 31, 2002.

  In January 2002, the Company entered into a line of credit agreement with a Hong Kong investment company for $200,000.


NOTE H - CONVERTIBLE NOTE PAYABLE

  In 2000, the Company entered into a convertible loan agreement for $1,000,000 with V.C. Advantage Limited Partnership and Thomson Kernaghan & Co. Limited (Holder) collateralized by substantially all of the Company's assets. On February 6, 2001, the Holder converted the entire amount of principal and accrued interest, totaling $1,065,602, into 213,121 shares of common stock. As an incentive to convert, the Company gave the Holder 40,000 additional shares of common stock, which resulted in $254,000 of additional interest expense, which represents the fair value of the common stock issued.

  In connection with the note payable, the Holder of the note received 60,000 warrants to purchase common stock at $1.00 per share. The fair value of the warrants were determined using the Black-Scholes option pricing model resulting in a discount on the note of $77,908, which was fully amortized in 2000.

                               iJoin Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001



NOTE I - COMMITMENTS AND CONTINGENCIES

  Lease Obligations
  -----------------

  The Company currently leases office facilities and equipment for its operations under non-cancelable operating leases. As of December 31, 2001, the Company's primary office facility was located in Boise, Idaho. The leases expire at various times through April 2005. Rent expense for the year ended December 31, 2001 and the period ended December 31, 2000, totaled approximately $290,300 and $75,000, respectively.

  In December 2001, the Company moved out of its office facility located in Seattle, Washington and ceased payment on the operating lease. Due to probable future legal action to be commenced by the landlord relating to lease abandonment, the Company has included in accrued liabilities the amount of $204,000, which is management's estimate of its potential obligation under the abandoned lease.

  As of December 31, 2001, the approximate minimum future rental payments under the lease agreements are as follows, which include the $204,000 relating to the lease abandonment:

     Year ending December 31,
  -------------------------------

               2002             $    314,500
               2003                    8,800
               2004                    2,900
               2005                      100
                                ---------------

                                $    326,300
                                ===============

  Legal Matters
  -------------

  The Company is engaged in various claims involving amounts due to vendors for goods and services and a wrongful termination claim. Obligations for amounts due to vendors have been recorded in accounts payable or accrued liabilities at December 31, 2001. Management intends to settle these litigation claims and believes that there will not be a material impact to the Company's financial statements for the year ended December 31, 2001.

  Tech Data Corporation
  ---------------------

  Beginning in September 2001, the Company entered into an agreement with Tech Data Corporation that allows the Company to purchase up to $500,000 of inventory on credit. For the year ended December 31, 2001, the Company purchased approximately 65% of its inventory from Tech Data Corporation.

                               iJoin Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


NOTE J - INCOME TAXES

  The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized based on the anticipated future tax effects arising from the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases of assets and liabilities using enacted tax rates.

  The income tax provision reconciled to the tax computed at the statutory federal rate is as follows for the year and period ended December 31:

                                                             2001                     2000
                                                      -------------------      --------------------
   Tax benefit at federal statutory rate of 34%       $    (2,023,000)         $       (910,000)
   Permanent differences                                       35,000                    20,000
                                                      -------------------      --------------------
                                                           (1,988,000)                 (890,000)
   Increase in valuation allowance                          1,988,000                   890,000
                                                      -------------------      --------------------
                                                      $            -           $             -
                                                      ===================      ====================

  The effective rate differs from the federal statutory rate due to the provision of a valuation allowance and certain nondeductible expenses.

  The Company's net deferred tax assets (liabilities) consist of the following at December 31, 2001:

  Net operating loss carryforwards                                              $   2,168,000
  Accrued liabilities                                                                  15,000
  Loss on sale and impairment write-down of property and equipment                    101,000
  Impairment write-off of goodwill                                                    229,000
  Stock-based compensation                                                            367,000
  Depreciation                                                                         (2,000)
                                                                                ----------------
  Net deferred tax assets                                                           2,878,000
  Less valuation allowance                                                         (2,878,000)
                                                                                ----------------
  Net deferred tax asset                                                        $          -
                                                                                ================

  The Company has recorded a valuation allowance for the full amount of the deferred tax assets due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets. At December 31, 2001, the Company had net operating loss carryforwards of approximately $6,375,000, expiring through 2021, which may be used to offset future taxable income. Should certain changes in the Company's ownership occur, there could be a limitation on the utilization of its net operating loss carryforwards as defined under section 382 of the Internal Revenue Code.

                               iJoin Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001



NOTE K - STOCK OPTIONS

  Effective January 6, 2000, the Board of Directors (Board) adopted a combined stock option plan (2000 Plan) which provides for the issuance of incentive and nonstatutory common stock options to employees, directors and consultants of the Company. As of December 31, 2000, options totaling 772,000 were committed to under employment agreements; however, no shares were granted under the 2000 Plan.

  In connection with the Tech Creations, Inc. Merger described in note B, the Company adopted the 2001 stock option plan (Plan), which replaced the 2000 Plan. The Plan allows for the granting of options to employees and consultants to purchase up to an authorized 3,000,000 shares of common stock. Employee options generally vest one-third on the grant date and 1/36th of the total shares on the same day in each of the next succeeding 24 months following the grant date and consultant options vest immediately upon grant. The options expire ten years from the date of grant.

  The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). The Company applies Accounting Principles Boards Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its Plan. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS 123, the Company's net loss would change to the pro forma amounts indicated below, excluding expense recognized under APB 25, for the year ended December 31, 2001:


         Net loss as reported              $      5,950,814
         Pro Forma net loss                       6,148,798

         Loss per share as reported        $         (1.00)
         Pro Forma loss per share          $         (1.04)

  The following table summarizes stock option activity for employee and non-employees during the year ended December 31, 2001:

                                                                               Weighted
                                                                               Average
                                                          Option               Exercise
                                                          Shares                Price
                                                      ----------------      ---------------
                                                      ----------------      ---------------

  Options outstanding at December 31, 2000                      -           $       -
      Options granted during 2001                        1,072,504                0.48
      Options forfeited during 2001                       (130,396)               1.00
                                                      ----------------

  Options outstanding at December 31, 2001                 942,108                0.41
                                                      ================

  Options exercisable at December 31, 2001                 389,078                0.52
                                                      ================

                               iJoin Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


NOTE K - STOCK OPTIONS - Continued

  The weighted average fair value of options granted in 2001 was $1.63 per share and the weighted average remaining contractual life of options outstanding was
  9.35 years. The stock options were valued using the Black-Scholes option pricing model with the following weighted average assumptions for options granted during the year ended December 31, 2001: risk-free interest rate of 3.7%; an expected life of seven to ten years; 80% stock price volatility; and no dividends over the expected life.

  The weighted average remaining contractual life in years and weighted average exercise price of options outstanding as of December 31, 2001 were as follows:

                                               Weighted
                                               Average
     Range of                                 Remaining
     Exercise               Options          Contractual           Options
      Price               Outstanding            Life            Exercisable
  -----------------     ----------------    ---------------    -----------------
  -----------------     ----------------    ---------------    -----------------

  $0.20 - $0.25               703,361              9.35               234,430
      $1.00                   218,747              9.35               147,982
      $11.00                   20,000              9.52                 6,666


NOTE L - STOCKHOLDERS' EQUITY

  Authorized Shares
  -----------------
  The Company has authorized 40,000,000 shares of common stock with a par value of $0.0001 per share and 1,000,000 shares of preferred stock with a par value $0.0001. Preferred shares have been designated as follows: 2 shares Series A Special Voting preferred stock with a par value of $0.0001 per share and 300,000 shares of Series B, par value $.0001 per share.

  Series A Special Voting Preferred Stock
  ---------------------------------------
  Each share of Series A Special Voting Preferred Stock (Series A Special Preferred) has an equal number of votes to the number of exchangeable shares of IJC Acquisition Corporation, from time to time that are owned by holders of such shares of Series A Special Preferred stock. Series A Special Preferred and Common Stock shall vote together as a single class. Series A Special Preferred are entitled to received dividends, as and when declared by the board of directors of the Company.

  In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series A Special Preferred shall be entitled to receive one share of the Company's common stock, plus an amount equal to all declared and unpaid dividends on each share held by the holder. The Company may opt to purchase from all but not less than all of the holders of Series A Special Preferred on the liquidation date all but not less than all shares held at an amount equal to the liquidation price.

                               iJoin Systems, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001



NOTE L - STOCKHOLDERS' EQUITY - Continued

  Series B Preferred Stock
  ------------------------
  The holders of Series B preferred shares shall be entitled to vote on all matter submitted to the stockholders equal to the number of exchangeable shares. Holders of Series B Preferred stock are not entitled to receive dividends.

  In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series B preferred stock shall be entitled to receive, prior to any holders of common stock or other class or series of preferred stock, an amount per share equal to the then effective stated value ($2.50) for each outstanding share of Series B preferred stock. The Company may at any time elect to redeem any or all of the outstanding shares of Series B preferred stock at $2.50 per share.

  Each share of Series B preferred stock may, at the option of the holder, be converted into common stock of the Company at a rate of one share of common stock for each share of Series B preferred stock. In December 2001, all of the outstanding Series B preferred stock were converted into 300,000 shares of common stock.

  Convertible Preferred Stock
  ---------------------------
  In 2000, prior to the merger with Tech Creations, Inc. as described in note B, the Company had issued three series of convertible preferred stock (Series A, Series B, and Series C, collectively referred to as preferred stock) through three private offerings. In January 2000, the Company issued 4,000,000 shares of Series A convertible preferred stock at a price of $0.01 per share. In February 2000, the Company issued 1,500,000 shares of Series B convertible preferred stock at a price of $0.50 per share. In June 2000, the Company issued 2,274,000 shares of Series C convertible preferred stock at a price of $1.00 per share. In conjunction with the merger, every five shares of iJoin common and preferred stock, excluding 1,500,000 shares of Series B preferred stock, issued and outstanding was automatically converted into the right to receive one share of Tech's common stock. The 1,500,000 shares of Series B preferred stock were exchanged for 300,000 shares of preferred stock of Tech. The common stock and preferred stock exchanged, in addition to the existing Tech shares outstanding, collectively resulted in the recapitalization of the Company.


NOTE M - WARRANTS

  The Company has 539,385 warrants outstanding as of December 31, 2001 to purchase common stock at exercise prices ranging from $0.05 to $1.50 and expiring through 2010.


NOTE N - RELATED PARTY TRANSACTIONS

  As of December 31, 2001, the Company accrued $199,414 for financing and consulting services rendered by a stockholder and had a non-interest bearing loan totaling $176,229 with a stockholder of the Company. The loan is due on December 31, 2002. The Company has a receivable with RS Olympia totaling $19,344 at December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            iJoin Systems, Inc.

Dated: April 15, 2002
                                            By: /s/ Andrei V. Ermakov
                                               ---------------------------------
                                                Andrei V. Ermakov
                                                President & Chief Executive
                                                Officer

         In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

         SIGNATURE                       TITLE                       DATE



/s/ Andrei V. Ermakov          President, CEO and Director       April 15, 2002
------------------------



/s/ John D. Campbell           Director                          April 15, 2002
------------------------

                                 EXHIBIT INDEX

NUMBER   DESCRIPTION

2.1 Agreement and Plan of Merger dated April 24, 2001 among Registrant (f/k/a Tech-Creations, Inc.), IJC Acquisition Corp. and iJoin, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's report on Form 8-K (Item 2) filed with the Securities and Exchange Commission for the event dated May 7, 2001).
2.2 Amendment to Agreement and Plan of Merger dated May 7, 2001 among Registrant (f/k/a Tech-Creations, Inc.), IJC Acquisition Corp. and iJoin, Inc. (Incorporated by reference to Exhibit 2.2 of the Registrant's report on Form 8-K (Item 2) filed with the Securities and Exchange Commission for the event dated May 7, 2001).
3.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit B of the Registrant's definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on May 7, 2001)
4.1 Certificate of Designation of Series A Special Voting Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant's report on Form 8-K (Item 2) filed with the Securities and Exchange Commission for the event dated May 7, 2001).
4.2 Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.2 of the Registrant's report on Form 8-K (Item
         2) filed with the Securities and Exchange Commission for the event dated May 7, 2001).
10.3 Stock Option Plan, adopted April 24, 2001 (Incorporated by reference to Exhibit A of the Registrant's definitive Information Statement on
         Schedule 14C filed with the Securities and Exchange Commission on May 7, 2001)
(*)10.4 Demand Promissory Note dated January 5, 2002 between the Company and Bringood Investment Ltd. in the principal aggregate amount of $200,000, with interest at the rate of ten percent (10%) per annum.
21.1     The Company has three wholly-owned subsidiaries, iJoin, Inc., iJoin
         RSI Acquisition LLC (operating as Right! Systems of Idaho) and iJoin.com Acquisition Corp.

* Filed herewith


         (b)  Reports on Form 8-K

         (1) A Report on Form 8-K/A (Item 8) was filed on September 27, 2001 concerning the change in the Registrant's fiscal year end for the event dated May 7, 2001.